Form 10-Q
period 2014-12-31
XFIT BRANDS, INC.
filed 2015-02-17
CIK 1623554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to _____

XFit Brands, Inc.

(Exact Name of Registrant as Specified in Charter)

Nevada	000-55372	47-1858485
(State or Other Jurisdiction of Incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)
18 Goodyear, Suite 125 Irvine, California 92618		(949) 916-9680
(Address of Principal Executive Offices)		(Registrant’s Telephone Number)

(Former name and address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File  required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of February 17, 2015, there were 4,000,000 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

XFit Brands, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2014	June 30, 2014
ASSETS	(Unaudited)
Current Assets
Cash	$180,715	$360,323
Accounts receivable	102,447	20,900
Royalties receivable	37,500	55,633
Related party receivable	—	100,000
Inventory	325,598	200,471
Total Current Assets	646,260	737,327
Long Term Assets
Property and equipment, net	30,535	830
Other assets
Deposits	4,513	4,513
Debt issuance costs, net	102,476	123,087
Trademark, net	3,326	—
TOTAL ASSETS	$787,110	$865,757
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$370,688	$131,144
Related party payable	135,932	135,932
Accrued expenses and interest	102,308	31,155
Customer deposits	309,410	41,249
Total Current Liabilities	918,338	339,480

Note payable, net of unamortized loan discount	1,171,715	1,123,306
Total Liabilities	2,090,053	1,462,786

Commitments and contingencies (Note 6)	—	—

Stockholders' Deficit
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and June 30, 2014	—	—
Common stock; $0.0001 par value; 250,000,000 shares authorized, 4,000,000 shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	400	400
Additional paid in capital	3,951,581	3,819,267
Accumulated deficit	(5,254,924)	(4,416,696)
Total Stockholders’ Deficit	(1,302,943)	(597,029)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$787,110	$865,757

See accompanying notes to the condensed consolidated financial statements.

XFit Brands, Inc.

Condensed Consolidated Statements of Operations

For the three and six month periods ended December 31, 2014 and 2013 (Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
Revenues:
Product sales	$542,118	$437,008	$773,321	$834,066
Royalties	67,492	1,286	130,440	11,237
Net revenues	609,610	438,294	903,761	845,303

Cost of revenues	397,708	270,817	605,759	483,758
Gross profit	211,902	167,477	298,002	361,545

Operating expenses
General and administrative	563,271	111,366	877,355	191,098
Sales and marketing	55,428	51,765	101,720	97,327
Total operating expenses	618,699	163,131	979,075	288,425

(Loss) income from operations	(406,797)	4,346	(681,073)	73,120

Interest expense	(94,304)	(14,751)	(171,912)	(21,510)
Income from licensing fees		114,190		114,190
Loss on value of marketable securities	--	(114,190)	--	(114,190)
Other income	12,758	--	14,757	147
Net income (loss)	$(488,343)	$(10,405)	$(838,228)	$51,757
(Loss) income per common share – basic and diluted	$(0.12)	$(0.00)	$(0.21)	$0.01
Weighted average shares outstanding - basic and diluted	4,000,000	4,000,000	4,000,000	4,000,000

See accompanying notes to the condensed consolidated financial statements.

XFit Brands, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six month periods ended December 31, 2014 and 2013

	Six Month Periods Ended December 31:
	2014	2013
Cash flows from operating activities
Net (loss) income	$(838,228)	$51,757
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,200	230
Gain on disposition of property and equipment		(147)
Amortization of debt issuance costs and loan discount	69,020	--
Value of shares issued for services (See note 5)	232,314	--
Changes in operating assets and liabilities:
Accounts receivable	(81,547)	(24,762)
Royalties receivable	18,133	--
Prepaid expenses	--	(4,865)
Inventory	(125,127)	(68,955)
Deposits	--	(2,188)
Accounts payable	239,545	17,219
Accrued expenses	71,151	(17,047)
Payroll taxes payable	--	(18,658)
Customer deposits	268,161	(23,429)
Net cash used in operating activities	(142,378)	(90,845)
Cash flows from investing activities
Trademark costs	(3,596)	--
Purchase of property and equipment	(33,634)	(503)
Net cash used in investing activities	(37,230)	(503)
Cash flows from financing activities
Proceeds from note payable – related party	--	100,000
Net cash provided by financing activities	--	100,000
Net increase (decrease) in cash	(179,608)	8,652
Cash at beginning of period	360,323	41,736
Cash at end of period	$180,715	$50,388

Supplemental cash flow information:
Cash paid for interest	$65,233	$9,510
Non-cash investing and financing activities:
Distribution to limited liability company member and a related party	$100,000	$--

See accompanying notes to the condensed consolidated financial statements.

XFit Brands, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

History of the Company

XFit Brands, Inc.’s (“XFit” or the “Company”) principal business activity is the design, development, and worldwide marketing and selling of functional equipment, training gear, apparel and accessories for the impact sports market and fitness industry. Products are marketed and sold under the “Throwdown®” brand name to gyms, fitness facilities and directly to consumers via an internet website and through third party catalogues through a mix of independent distributors and licensees throughout the world.

These financial statements represent the condensed consolidated financial statements of XFit and its wholly owned operating subsidiaries Throwdown Industries Holdings, LLC (“Holdings”) and Throwdown Industries, Inc. (“TDINC”). XFit was formed as a corporation under the laws of the State of Nevada on September 16, 2014. The financial statements have been restated to reflect this conversion.

On September 26, 2014, XFit entered into a Contribution and Exchange Agreement with TD Legacy, LLC (“TD Legacy”) and Holdings under which TD Legacy contributed all of its membership interest in Holdings to XFit in exchange for the issuance by XFit of 4,000,000 shares of common stock to TD Legacy. The result of this transaction was that Holdings became a wholly owned subsidiary of XFit.

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes as of and for the years ended June 30, 2014 and 2013. The June 30, 2014 and 2013 financial statements and the December 31, 2013 financial statements are those of our predecessor company and wholly-owned subsidiary Throwdown Industries Holdings, LLC and subsidiaries. The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of results that may be expected for the year ending June 30, 2015, or for any other interim period.

Recent Accounting Pronouncements

The Company has implemented all new accounting standards and does not believe that there are any other new accounting pronouncements that have been issued that may have a material impact on the consolidated financial statements.

Subsequent Events

In accordance with ASC 855, the Company evaluated subsequent events through the date of this report, which was the date the consolidated financial statements were available for issue.

Income (Loss) per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted net loss per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity. Diluted net loss per share is the same as basic net loss per share due to the lack of dilutive items. As of December 31, 2014, the Company had 444,444 potential shares exercisable that are attributable to the PIMCO warrant, which have been excluded as their effect is anti-dilutive.

Reclassifications

Certain reclassifications were made to the prior period condensed consolidated financial statements to conform to the current period presentation. There was no change to the previously reported net loss.

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at:

	December 31, 2014 (Unaudited)	June 30, 2014
Office furniture and equipment	$28,478	$12,298
Warehouse equipment	13,255	--
Moulds and dies	4,200	--
Total, cost	45,933	12,298
Accumulated Depreciation and Amortization	(15,398)	(11,468)
Property and equipment, net	$30,535	$830

Depreciation and amortization expense for the six months ended December 31, 2014 and June 30, 2014 was $4,200 and $1,380, respectively.

NOTE 3 – NOTE PAYABLE

The note payable is comprised of the following at December 31, 2014:

	December 31,
	2014
Name	(Unaudited)	June 30, 2014

Note payable to Pacific Asset Management Company (“PIMCO”)	$1,500,000	$1,500,000
Total debt	1,500,000	1,500,000
Less: unamortized loan discount	(328,285)	(376,694)
Total long term debt	$1,171,715	$1,123,306

During the six months ended December 31, 2014, the company amortized $49,409 related to the loan discount which is recorded as a component of interest expense on the condensed consolidated statements of operations.

NOTE 4 – RELATED PARTY TRANSACTIONS

Related Party Receivable

As of June 30, 2014, the Company had a related party receivable of $100,000 from TD Legacy, the sole member of Holdings at that time. In June 2014, Holdings paid the balance of the $500,000 note payable to Windsor Court Holdings, LLC (“WCH”) and an additional $100,000 transaction fee on behalf of TD Legacy, which redeemed the 25% interest in Holdings from WCH to TD Legacy. During the six months ended December 31, 2014, Holdings issued a $100,000 distribution to its sole member, TD Legacy, which eliminated the related party receivable.

Related Party Payable

As of December 31, 2014 and June 30, 2014, the Company has $135,932 of salaries and bonuses payable to four of its officers and membership interest holders. These bonuses were to cover income taxes relating to bonuses issued during 2009.

During the six months ended December 31, 2014, TD Legacy, a related party, issued 173 limited liability company units to our chief financial officer in settlement of $25,000 due for consulting services previously rendered to XFit. This was recorded as a contribution to additional paid-in capital and a reduction of accounts payable on the accompanying condensed consolidated financial statement.

NOTE 5 – STOCKHOLDERS’ DEFICIT

During the six months ended December 31, 2014, TD Legacy, a related party, issued 1,813 limited liability company units to Kodiak Capital, in consideration of a capital commitment fee. The value of the interests was $197,314 based on the $15.0 million valuation established upon closing of the PIMCO Note Payable.

During the six months ended December 31, 2014, TD Legacy, a related party, issued173 limited liability company units to our chief financial officer in consideration of his agreement to cancel indebtedness of $25,000 to him for consulting services previously rendered.

During the six months ended December 31, 2014, TD Legacy, a related party, issued 69 limited liability company units to its legal counsel in settlement of $10,000 of legal services previously rendered to XFit. This was recorded as a contribution to additional paid-in capital and a reduction of accounts payable in the accompanying condensed consolidated financial statements.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its office and warehouse facilities under a two year operating lease that expires on November 30, 2015. The lease calls for monthly payments of $4,865, which includes operating expenses, insurance and taxes on the property.

Rent expense for the six months ended December 31, 2014 and 2013 was $29,383 and $27,900, respectively.

Litigation

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the consolidated financial statements with respect to any matters.

Stock Incentive Plan

On October 21, 2014, the Board of Directors and the Company’s sole stockholder adopted the 2014 Stock Incentive Plan. The purpose of the 2014 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for management and growth of the Company with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of stock options and common stock under the plan supports and increases the Company’s ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which the Company depends. The total number of shares available for the grant of either stock options or compensation stock under the plan is 600,000 shares of common stock, subject to adjustment. The Board of Directors administers the plan and has full power to grant stock options. As of December 31, 2014, the Company has not issued any shares under the plan or granted any options to purchase shares under the plan.

Equity Purchase Agreement with Kodiak Capital LLC

On December 17, 2014, the Company entered into an Equity Purchase Agreement with Kodiak Capital LLC.  The Equity Purchase Agreement provides the Company with financing whereby the Company can issue and sell to Kodiak, from time to time, shares of common stock (the “Put Shares”) up to an aggregate purchase price of $5.0 million (the “Maximum Commitment Amount”) during the commitment period. The commitment period is defined as the period beginning on the trading day immediately following the effectiveness of the registration statement and ending December 31, 2016.   In addition, in no event shall Kodiak be entitled to purchase that number of Put Shares which when added to the sum of the number of shares of common stock already beneficially owned by Kodiak would exceed 9.99% of the number of shares of common stock outstanding on the applicable closing date.

The Equity Purchase Agreement will terminate when any of the following events occur: (i) Kodiak has purchased an aggregate of $5.0 million of the Company’s common stock, (ii) on December 31, 2016 or (iii) upon written notice from the Company to Kodiak.

Registration Rights Agreement

On December 17, 2014, the Company entered into a registration rights agreement with Kodiak Capital, LLC under which the Company is obligated to register the shares to be acquired by Kodiak pursuant to that certain Equity Purchase Agreement dated December 17, 2014 under which Kodiak agreed to purchase up to $5 million of our common stock, subject to certain conditions.

NOTE 7 – SUBSEQUENT EVENTS

Termination of Licensing Agreement

On January 14, 2015, the Company entered into a Mutual Termination Agreement and Release with High Performance Beverage Company, formerly known as Dethrone Royalty Holdings, Inc. This agreement terminated and releases all parties from the licensing agreement dated October 10, 2013. Pursuant to the terms of the agreement, the Company shall receive a license termination fee of $32,500 and royalties due for the quarter ended December 31, 2014, in the amount of $37,500.

Second consent and waiver of PIMCO Note Payable

On February 3, 2015, the Company entered into a Second Purchaser Consent and Waiver agreement with PIMCO Funds. Section 6(a) of the PIMCO Note Purchase Agreement which requires that the consolidated stockholders’ equity of Holdings and its consolidated subsidiaries, as defined according to GAAP, shall be no less than a deficit of $800,000, which date of determination shall be no more than thirty (30) days prior to the the subsequent draw date (“Stockholders’ Equity Requirement”). The Seond Consent and Waiver consents to the waiver of the Stockholders’ Equity Requirement for each of the first three quarters of the fiscal year ending June 30, 2015.

Additional Funds Drawn on the PIMCO Note Payable

On February 6, 2015, the Company drew down an additional $500,000 of funds on the PIMCO Note Payable. Following the February 6, 2015 draw the principal balance payable on the PIMCO note is $2,000,000, and the Company has an additional $500,000 available to draw on this loan facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The following information should be read in conjunction with XFit Brands, Inc. and its subsidiaries ("we", "us", "our", or the “Company”) condensed consolidated unaudited financial statements and the notes thereto contained elsewhere in this report. Information in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q that does not consist of historical facts, are "forward-looking statements."  Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance.

Forward-looking statements are subject to risks and uncertainties, certain of which are beyond our control.  Actual results could differ materially from those anticipated as a result of the factors described in the “Risk Factors” and detailed in our other Securities and Exchange Commission filings.  Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; and advances in technology that can reduce the demand for the Company's products.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.

Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not transpire.  Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described elsewhere in this report and in the “Risk Factors” section of our registration statement on Form S-1, Amendment number 2 dated January 29, 2015.

The Company disclaims any obligation to update the forward-looking statements in this report.

Overview

XFit Brands, Inc. was incorporated in September 2014 under the laws of the State of Nevada. As used herein, the terms “we,” “us,” “XFIT,” and the “Company” refer to XFit Brands, Inc. and its predecessors, subsidiaries, and affiliates, collectively, unless the context indicates otherwise. Our fiscal year end is June 30. Our principal office address is 18 Goodyear, Suite 125, Irvine, CA 92618 and our telephone number is (949) 916-9680. As of February 17, 2015, we had 8 employees.

Our principal business activity is the design, development, and worldwide marketing and selling of functional equipment, training gear, apparel, and accessories for the impact sports market and fitness industry. Our products are marketed and sold under our “Throwdown®” brand name to gyms, fitness facilities, and directly to consumers via our internet website and through third party catalogues (which we refer to as our “Direct to Consumer” or “DTC” operations) through a mix of independent distributors and licensees throughout the world. All of our products are manufactured by independent contractors. Our equipment and apparel products are produced both in the United States and abroad.

We are an “emerging growth company” within the meaning of the federal securities laws. For as long as we are an emerging growth company, we will not be required to comply with the requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an emerging growth company.

Results of Operations

For the next twelve months, our current operating plan is focused on the development and sale of training and competition cages for the Mixed Martial Arts (“MMA”) industry and thereafter expanded into development and sales of training and protective gear for the MMA industry. Recently, we have begun developing products targeting the fitness, training, and exercise industry.

Our long term growth strategy includes expanding our presence in the fitness, training, and exercise community; leveraging our MMA core credibility and heritage; developing strategic alliances; and acquiring other companies in the fitness, training, and exercise industry to leverage our asset base, manufacturing infrastructure, market presence, and experienced personnel.

As is discussed further in the Liquidity and Capital Resources section below, we have limited funds to support our operations. Our continuation as a going concern subsequent to the quarter ended December 31, 2014 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. Based on our current business plan, we currently estimate we will need up to an additional $2.0 million of new capital to execute our business plan over the next six months.  There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern.

Three months ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

Our revenue, operating expenses, and net income (loss) from operations for the three month period ended December 31, 2014 as compared to the three month period ended December 31, 2013 are set forth below. The results of operations for the three months ended December 31, 2013 represent the consolidated results of operations of Throwdown Industries Holdings, LLC, our predecessor Company and wholly-owned subsidiary.

	Three Months Ended December 31:
	2014	2013	Change	% Change Increase (Decrease)
REVENUES
Product sales	$542,118	$437,008	$105,110	24.1%
Royalties	67,492	1,286	66,206	5,148.2%
Net revenues	609,610	438,294	171,316	39.1%
COST OF REVENUES	397,708	270,817	126,891	46.9%
Gross profit	211,902	167,477	44,425	26.5%
OPERATING EXPENSES:
General and administrative	563,271	111,366	451,905	405.8%
Sales and marketing	55,428	51,765	3,663	7.1%
Total operating expenses	618,699	163,131	455,568	279.3%
(Loss) income from operations	(406,797)	4,346	(411,143)	(9,461.1)%
Interest expense	(94,304)	(14,751)	(79,553)	(539.3)%
Income from licensing fees	--	114,190	114,190	100.0%
Loss on value of marketable securities	--	(114,190)	114,190	100.0%
Other income	12,758	--	12,758	100.0%
Net loss	$(488,343)	$(10,405)	$(477,938)	4,593.4%

Revenues. Revenues consist of product sales and royalties. Total revenues for the three months ended December 31, 2014 were $609,610, an increase of $171,316, or 39.1%, from $438,294 of total revenues for the three months ended December 31, 2013. Product sales increased $105,110, or 24.1%, to $542,118 for the three months ended December 31, 2014 from $437,008 for the three months ended December 31, 2013. Royalties increased $66,206, or 5,148.2%, to $67,492 for the three months ended December 31, 2014 from $1,286 for the three months ended December 31, 2013. The increase in product sales is attributable to increased selling efforts and momentum during the three months ended December 31, 2014. The increase in royalties is attributable to royalties realized from international licensees during the three month period ended December 31, 2014.

Cost of Revenues. Total cost of revenues for the three months ended December 31, 2014 were $397,708, an increase of $126,891, or 46.9%, from $270,817 for the three months ended December 31, 2013. Cost of product sales during the three months ended December 31, 2014 were 73.4% as compared to 62.0% during the three months ended December 31, 2013. The increase in cost of revenues is attributable to the 39.1% increase in sales and the effect of higher product costs during the three months ended December 31, 2014.

Gross Profit. Gross profit increased $44,425 to $211,902 for the three months ended December 31, 2014, from a gross profit of $167,477 for the three months ended December 31, 2013. The increase in gross profit reflects the increase in product sales and royalties during the three months ended December 31, 2014. During the three months ended December 31, 2014, we realized a 38.0% gross profit on our product sales as compared to a 26.6% gross profit on product sales during the three months ended December 31, 2013.

General and Administrative Expenses. General and administrative expenses increased by $451,905, or 405.8%, to $563,271 for the three months ended December 31, 2014 from $111,366 for the three months ended December 31, 2013. General & administrative expenses for the three months ended December 31, 2014 are comprised of salaries and wages of $93,336, professional fees of $50,244, office expenses of $5,055, insurance of $10,302, rent of $14,789, SEC registration expenses, (including accounting, legal, audit and filing fees) of $141,998, capital commitment fee of $197,314, and other of $50,233. General & administrative expenses for the three months ended December 31, 2013 are comprised of salaries and wages of $43,058, professional fees of $9,219, office expenses of $1,292, insurance of $9,704, rent of $13,950, and $34,143 of other general and administrative expenses. The increase in general and administrative expenses during the three months ended December 31, 2014 is comprised of an increase in salaries and wages of $50,279, increase in professional fees of $41,025, an increase in office expenses of $3,763, an increase in SEC registration expenses of $141,998, an increase in capital commitment fee of $197,314, an increase of $598 in insurance expense, an increase of $839 of rent expense, and a net $16,089 increase in other general and administrative expenses. The overall increase in general and administrative expenses is attributable to increased expenses for professional fees relating to the audit, accounting, legal fees, and capital commitment fees associated with the initial public offering of our securities.

Sales and Marketing Expense. Sales and marketing expense increased $3,663, or 7.1%, to $55,428 for the three months ended December 31, 2014 from $51,765 for the three months ended December 31, 2013. This increase in sales and marketing expenses is commensurate with a net 39.1% increase in our revenues during the three months ended December 31, 2014.

Interest Expense. Interest expense increased by $79,553 to $94,304 for the three months ended December 31, 2014 from $14,751 for the three months ended December 31, 2013. The increase is largely due to the increased interest expense on the delayed draw note with the PIMCO Fund during the three months ended December 31, 2014. We did not have this delayed draw note during the three months ended December 31, 2013.

Income from licensing fees. During the three months ended December 31, 2013, we realized $114,190 of income from licensing fees. The fees were paid in the form of common stock of a small public company based on the value of the shares issued at the time of payment. We did not have a comparable income during the three months ended December 31, 2014.

Loss on value of marketable securities. During the three months ended December 31, 2013, we incurred an $114,190 unrealized loss on the value of marketable securities that we hold in a small public company. We did not have a comparable loss during the three months ended December 31, 2014.

Other Income. During the three months ended December 31, 2014, we realized $12,758 of other income while during the three months ended December 31, 2013 we realized zero of other income.

Net Loss. Net loss increased by $447,938 or 4,593.4% to a net loss of $488,343 for the three months ended December 31, 2014 from a net loss of $10,405 for the three months ended December 31, 2013. This increase in our net loss is attributable to the increased revenues and increased expenses, as explained herein.

Six months ended December 31, 2014 Compared to the Six Months Ended December 31, 2013

Our revenue, operating expenses, and net (loss) income from operations for the six month period ended December 31, 2014 as compared to the six month period ended December 31, 2013 are set forth below. The results of operations for the six months ended December 31, 2013 represent the consolidated results of operations Throwdown Industries Holdings, LLC, our predecessor Company and wholly-owned subsidiary.

	Six Months Ended December 31:
	2014	2013	Change	% Change Increase (Decrease)
REVENUES
Product sales	$773,321	$834,066	$(60,745)	(7.3)%
Royalties	130,440	11,237	119,203	1,060.8%
NET REVENUES	903,761	845,303	58,458	6.9%
COST OF REVENUES	605,759	483,758	122,001	25.2%
Gross profit	298,002	361,545	(63,543)	(17.6)%
OPERATING EXPENSES:
General and administrative	877,355	191,098	686,257	359.1%
Sales and marketing	101,720	97,327	4,393	4.5%
Total operating expenses	979,075	288,425	690,650	239.5%
(Loss) income from operations	(681,073)	73,120	(754,193)	(1,031.5)%
Interest expense	(171,912)	(21,510)	(150,402)	(699.2)%
Income from licensing fees	--	114,190	(114,190)	(100.0)%
Loss on value of marketable securities	--	(114,190)	114,190	100.0%
Other income	14,757	147	14,610	9,938.7%
Net (loss) income	$(838,228)	$51,757	$(889,985)	(1,719.5)%

Revenues. Revenues consist of product sales and royalties. Total revenues for the six months ended December 31, 2014 were $903,761, an increase of $58,458, or 6.9%, from $845,303 of total revenues for the six months ended December 31, 2013. Product sales decreased $60,745, or 7.3%, to $773,321 for the six months ended December 31, 2014 from $834,066 for the six months ended December 31, 2013. Royalties increased $119,203, or 1,060.8%, to $130,440 for the six months ended December 31, 2014 from $11,237 for the six months ended December 31, 2013. The decrease in product sales is attributable to the limited availability of inventory during the six months ended December 31, 2014. We obtained working capital from the PIMCO note during June 2014 which enabled us to build up inventory during the quarter ended September 30, 2014, which contributed to the increased sales performance during the three months ended December 31, 2014. The increase in royalties is royalties realized from international licensees during the six month period ended December 31, 2014.

Cost of Revenues. Total cost of revenues for the six months ended December 31, 2014 were $605,759, an increase of $122,001, or 25.2%, from $483,758 for the six months ended December 31, 2013. Cost of product sales during the six months ended December 31, 2014 were 78.3% as compared to 58.0% during the six months ended December 31, 2013. The increase in costs of revenues is attributable to the effect of higher product costs of sales percentages during the six months ended December 31, 2014.

Gross Profit. Gross profit decreased $63,543 to $298,002 for the six months ended December 31, 2014, from a gross profit of $361,545 for the six months ended December 31, 2013. The reduction in gross profit reflects the increase in product costs of revenues during the six months ended December 31, 2014. During the six months ended December 31, 2014, we realized a 21.7% gross profit on our product sales as compared to a 42.0% gross profit realized on product sales during the six months ended December 31, 2013.

General and Administrative Expenses. General and administrative expenses increased by $686,257, or 359.1%, to $877,355 for the six months ended December 31, 2014 from $191,098 for the six months ended December 31, 2013. General & administrative expenses for the six months ended December 31, 2014 are comprised of salaries and wages of $146,072, professional fees of $101,536, office expenses of $8,718, insurance of $21,268, rent of $29,383, SEC registration expenses, (including accounting, legal, audit and filing fees) of $291,824, capital commitment fee of $197,314, travel of $29,445, and other of $51,795. General & administrative expenses for the six months ended December 31, 2013 are comprised of salaries and wages of $85,305, professional fees of $20,469, office expenses of $1,292, insurance of $20,154, rent of $27,900, travel of $10,840, and $25,138 of other general and administrative expenses. The increase in general and administrative expenses during the six months ended December 31, 2014 is comprised of an increase in salaries and wages of $60,768, increase in professional fees of $81,067, an increase in office expenses of $7,426, an increase in SEC registration expenses of $291,824, an increase in capital commitment fee of $197,314, an increase of $1,114 in insurance expense, an increase of $1,483 of rent expense, travel of $18,605, and a net $26,657 increase in other general and administrative expenses. The overall increase in general and administrative expenses is attributable to increased expenses for professional fees relating to the audit, accounting, legal fees, and capital commitment fees associated with the initial public offering of our securities.

Sales and Marketing Expense. Sales and marketing expense increased $4,393, or 4.5%, to $101,720 for the six months ended December 31, 2014 from $97,327 for the six months ended December 31, 2013. This increase in sales and marketing expenses is attributable to increased sales personnel that were employed during the six months ended December 31, 2014.

Interest Expense. Interest expense increased by $150,402 to $171,912 for the six months ended December 31, 2014 from, $21,510 for the six months ended December 31, 2013. The increase is largely due to the increased interest expense on the delayed draw note with the PIMCO Fund during the six months ended December 31, 2014. We did not have this delayed draw note during the six months ended December 31, 2013.

Income from licensing fees. During the six months ended December 31, 2013, we realized $114,190 of income from licensing fees. The fees were paid in the form of common stock of a small public company based on the value of the shares issued at the time of payment. We did not have a comparable income during the six months ended December 31, 2014.

Loss on value of marketable securities. During the six months ended December 31, 2013, we incurred an $114,190 unrealized loss on the value of marketable securities that we hold in a small public company. We did not have a comparable loss during the six months ended December 31, 2014.

Other Income. During the six months ended December 31, 2014, we realized $14,757 of other income while during the three months ended December 31, 2013 we realized $147 of other income, an increase of $14,610 or 9,938.7%.

Net Loss. Net loss increased by $889,985 or 1,719.5% to a net loss of $838,228 for the six months ended December 31, 2014 from net income of $51,757 for the six months ended December 31, 2013. This increase in our net loss is attributable to the decreased revenues and increased expenses, as explained herein.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As presented in the condensed consolidated financial statements, we incurred a net loss of $838,228 during the six months ended December 31, 2014, and losses are expected to continue in the near term.  The accumulated deficit since inception is $5,254,924 at December 31, 2014. We have been funding our operations through private loans and the sale of equity interests in private placement transactions.  See our discussion of our Credit Facility with PIMCO and our Equity Purchase Agreement with Kodiak Capital below. Our cash resources are insufficient to meet our planned business objectives without additional financing.   The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to further develop our product lines and licensing relationships to expand product sales and royalty revenues before significant positive operating cash flows can be achieved.  Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations.  At December 31, 2014, we had $180,715 of cash on hand.  We anticipate that our existing cash and cash equivalents, together with our cash from operating activities will not be sufficient to fund operations and expected growth through at least the next twelve months. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business.  No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us.  Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond.  These steps include (a) raising additional capital and/or obtaining financing; (b) executing contracts with international licensees; and (c) controlling overhead and expenses.  There can be no assurance that we can successfully accomplish these steps and it is uncertain that we will achieve a profitable level of operations and obtain additional financing.  There can be no assurance that any additional financing will be available to us on satisfactory terms and conditions, if at all.

In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

The success of our ability to continue as a going concern is dependent upon obtaining new customers for our products and new licensees to generate royalty revenues, and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue in the near future. We believe that we are able to fund our immediate operations, working capital requirements, and debt service requirements with existing working capital, cash flows generated from operations, and additional borrowings under our delayed draw note or, if available, under our equity purchase agreement with Kodiak

Our financial requirements will be dependent upon the financial support through credit facilities and additional sales of our equity securities.  There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

The downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock or the debt securities may cause us to be subject to restrictive covenants. If additional financing is not available or is not available on acceptable terms, we may have to curtail our operations.

Cash, total current assets, total assets, total current liabilities and total liabilities as of December 31, 2014 as compared to June 30, 2014, were as follows:

	December 31, 2014	June 30, 2014
Cash	$180,715	$360,323
Total current assets	$646,260	$737,327
Total assets	$787,110	$865,757
Total current liabilities	$918,338	$339,480
Total liabilities	$2,090,053	$1,462,786

At December 31, 2014, we had a working capital deficit of $272,078 compared to working capital of $397,847 at June 30, 2014.  Current liabilities increased to $918,338 at December 31, 2014 from $339,480 at June 30, 2014, primarily as a result of increases in accounts payable and customer deposits.

Our operating activities used net cash of $142,378 for the six months ended December 31, 2014 compared to net cash used in operations of $90,845 for the six months ended December 31, 2013.   The net cash used in operations for the six months ended December 31, 2014, reflects a net loss of $838,228, decreased by $305,534 in non-cash charges and by $390,316 net increase in the working capital accounts.  The net cash used in operations for the six months ended December 31, 2013 reflects a net income of $51,757, increased by $83 in non-cash charges and by $142,685 net decrease in the working capital accounts.

Our investing activities were $37,230 and $503 for the six months ended December 31, 2014 and December 31, 2013, respectively.  Our investing activities for the six months ended December 31, 2014, include $33,634 in purchases of equipment and $3,596 of trademark costs. Our investing activities for the six months ended December 31, 2013, include $503 purchases of equipment

We did not have cash flows from our financing activities for the six months ended December 31, 2014. Our financing activities resulted in cash inflow of $100,000 for the six months ended December 31, 2013, which is represented by the proceeds of $100,000 from the Windsor Capital Holdings, LLC note payable.

Credit Facility

On June 10, 2014, we entered into a Note Purchase Agreement (“Agreement”) with Pacific Investment Management Company (“PIMCO”) that authorized the issuance of up to $2,500,000. On June 12, 2014, we entered into a Senior Secured Note (“Note”) whereby we drew $1,500,000. The note bears interest at 14% and matures on June 12, 2017. The note bears an effective interest rate of 21%. This Note is collateralized by all of our assets. The Note includes various covenants, including but not limited to, having annual audited financial statements within 90 days of the end of the fiscal year.

On February 3, 2015, the Company entered into a Second Purchaser Consent and Waiver agreement with PIMCO Funds. Section 6(a) of the PIMCO Note Purchase Agreement which requires that the consolidated stockholders’ equity of Throwdown Industries Holdings, LLC and its consolidated subsidiaries, as defined according to GAAP, shall be no less than a deficit of $800,000. The waiver dated February 3, 2015, defers the application of Section 6(a) for the first three quarterly periods of the fiscal year ending June 30, 2015.

On February 6, 2015, we drew an additional $500,000 of funds on the PIMCO Note Paybable. Following the February 6, 2015 draw the principal balance payable on the PIMCO note is $2,000,000. We have an additional $500,000 available to draw on this loan facility.

Equity Purchase Agreement with Kodiak Capital LLC

On December 17, 2014, we entered into an Equity Purchase Agreement (“Equity Purchase Agreement”) with Kodiak Capital LLC. The Equity Purchase Agreement provides us with a financing (the “Financing” ) whereby the registrant can issue and sell to Kodiak, from time to time, shares of our common stock (the “Put Shares” ) up to an aggregate purchase price of $5.0 million (the “Maximum Commitment Amount”) during the Commitment Period (as defined below). Under the terms of the Equity Purchase Agreement, we have the right to deliver from time to time a Put Notice to Kodiak stating the dollar amount of Put Shares (up to $500,000 under any individual Put Notice) that we intend to sell to Kodiak with the price per share based on the following formula: seventy-five percent (75%) of the lowest closing bid price of our common stock during the period beginning on the date of the Put Notice and ending five (5) days thereafter. Under the Equity Purchase Agreement, we may not deliver the Put Notice until after the resale of the Put Shares has been registered pursuant to a registration statement filed with the Securities and Exchange Commission. Additionally, provided that the Equity Purchase Agreement does not terminate earlier, during the period beginning on the trading day immediately following the effectiveness of the registration statement and ending December 31, 2016, we may deliver the Put Notice or Notices (up to the Maximum Commitment Amount) to Kodiak (the “Commitment Period” ). In addition, in no event shall Kodiak be entitled to purchase that number of Put Shares which when added to the sum of the number of shares of common stock already beneficially owned by Kodiak would exceed 9.99% of the number of shares of common stock outstanding on the applicable closing date.

The Equity Purchase Agreement also provides that we are not be entitled to deliver a Put Notice and Kodiak shall not be obligated to purchase any Put Shares unless each of the following conditions are satisfied: (i) a registration statement has been declared effective and remains effective for the resale of the Put Shares until the closing with respect to the subject Put Notice; (ii) at all times during the period beginning on the date of the Put Notice and ending on the date of the related closing, our common stock has been listed on the Principal Market as defined in the Equity Purchase Agreement (which includes, among others, the Over-the-Counter Bulletin Board and the OTC Market Group’s OTC Link quotation system) and shall not have been suspended from trading thereon; (iii) we have complied with its obligations and is otherwise not in breach of or in default under the Equity Purchase Agreement, the Registration Rights Agreement or any other agreement executed in connection therewith; (iv) no injunction has been issued and remains in force, and no action has been commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the Put Shares; and (v) the issuance of the Put Shares will not violate any shareholder approval requirements of the market or exchange on which our common stock are principally listed.

The Equity Purchase Agreement will terminate when any of the following events occur: (i) Kodiak has purchased an aggregate of $5.0 million of our common stock, (ii) on December 31, 2016 or (iii) upon written notice from us to Kodiak.

The proceeds from the agreement with Kodiak would primarily be used for working capital and general corporate purposes. However, Kodiak is not required to provide funding until certain conditions are met, as described above. There can be no assurance that we will meet the conditions under which Kodiak will be required to provide the equity capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4.   Controls and Procedures

The Company’s S-1 Registration Statement on Form S-1 (File No. 333-200619), which was our initial registration statement filed with the Securities and Exchange Commission, was declared effective on February 9, 2015. This quarterly report form 10Q is our first periodic filing since effectiveness of the aforementioned Registration Statement.

Evaluation of Disclosure Controls and Procedures

As of the end of our last fiscal quarter ended December 31, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were effective as of December 31, 2014, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Going forward from this filing, the Company intends to improve its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

From time to time, the Company may become a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business.  The Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations.  The Company may become involved in other material legal proceedings in the future.

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item. Please refer to “Risk Factors” contained in our Registration Statement on Form S-1, as amended (File No. 333-200619).

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None. Please refer to Part II, Item 15 contained in our Registration Statement on Form S-1, as amended (File No. 333-200619).

Item 3.  Defaults upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

 None

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

        **           Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized

XFIT BRANDS, INC
(Registrant)

Date: February 17, 2015	By: /s/ David E. Vautrin
David E. Vautrin
President and Chief Executive Officer (Principal Executive Officer)

Date: February 17, 2015	By: /s/ Robert J. Miranda
Robert J. Miranda
Vice President and Chief Financial Officer (Principal Accounting Officer)

