Form 10-Q
period 2015-03-31
XFIT BRANDS, INC.
filed 2015-05-14
CIK 1623554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

XFit Brands, Inc.

(Exact Name of Registrant as Specified in Charter)

Nevada	000-55372	47-1858485
(State or Other Jurisdiction of Incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

18 Goodyear, Suite 125 Irvine, California 92618	(949) 916-9680
(Address of Principal Executive Offices)	(Registrant’s Telephone Number)

(Former name and address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 14, 2015, there were 4,013,500 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XFit Brands, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2015	June 30, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$220,362	$360,323
Accounts receivable	96,553	20,900
Royalties receivable	62,500	55,633
Related party receivable	--	100,000
Inventory	210,460	200,471
Prepaid expenses	16,625	--
Total Current Assets	606,500	737,327
Long Term Assets
Property and equipment, net	44,687	830
Other assets
Deposits	4,513	4,513
Debt issuance costs, net	115,543	123,087
Intangible assets, net	62,085	--
TOTAL ASSETS	$833,328	$865,757

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$355,547	$131,144
Related party payable	93,306	135,932
Accrued expenses and interest	143,918	31,155
Customer deposits	122,782	41,249
Total Current Liabilities	715,553	339,480

Note payable, net of unamortized loan discount	1,696,493	1,123,306
Total Liabilities	2,412,046	1,462,786

Commitments and Contingencies (Note 7)	--	--

Stockholders’ Deficit
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and June 30, 2014	--	--
Common stock; $0.0001 par value; 250,000,000 shares authorized, 4,011,000 and 4,000,000 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	401	400
Additional paid in capital	4,006,580	3,819,267
Accumulated deficit	(5,585,699)	(4,416,696)
Total Stockholders’ Deficit	(1,578,718)	(597,029)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$833,328	$865,757

See accompanying notes to the condensed consolidated financial statements.

XFit Brands, Inc.

Condensed Consolidated Statements of Operations

For the three and nine month periods ended March 31, 2015 and 2014 (Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
Revenues:
Product sales	$526,826	$368,384	$1,300,148	$1,202,449
Royalties	62,500	37,886	192,940	49,123
Net revenues	589,326	406,270	1,493,088	1,251,572

Cost of revenues	376,828	212,235	982,587	696,153
Gross profit	212,498	194,035	510,501	555,419

Operating expenses
General and administrative	310,142	132,917	1,187,497	324,641
Sales and marketing	126,124	57,203	227,845	154,530
Total operating expenses	436,266	190,120	1,415,342	479,171

(Loss) income from operations	(223,768)	3,915	(904,841)	76,248

Interest expense	(107,007)	(9,113)	(278,918)	(30,622)
Income from licensing fees	--	--	--	114,190
Loss on value of marketable securities	--	--	--	(114,190)
Loss on write-off of leasehold improvements	--	(4,646)	--	(4,646)
Other income	--	--	14,758	147
Net (loss) income	$(330,775)	$(9,844)	$(1,169,001)	$41,127
(Loss) income per common share – basic and diluted	$(0.08)	$(0.00)	$(0.29)	$0.01
Weighted average shares outstanding - basic and diluted	4,000,000	4,000,000	4,000,000	4,000,000

See accompanying notes to the condensed consolidated financial statements.

XFit Brands, Inc.

Condensed Consolidated Statements of Cash Flows

For the nine month periods ended March 31, 2015 and 2014 (Unaudited)

	Nine Month Periods Ended March 31:
	2015	2014
Cash flows from operating activities
Net (loss) income	$(1,169,001)	$41,127
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	11,544	204
Loss on write-off of leasehold improvements	--	4,646
Amortization of debt issuance costs and loan discount	106,700	--
Value of shares issued for services	232,314	--
Changes in operating assets and liabilities:
Accounts receivable	(75,653)	71,168
Royalties receivable	(6,867)	(37,500)
Inventory	(9,989)	(128,212)
Prepaid expenses	(16,625)	--
Deposits	--	602
Accounts payable	224,403	66,420
Accrued expenses and interest	112,763	(6,986)
Payroll taxes payable	--	(36,593)
Customer deposits	81,530	(100,698)
Net cash used in operating activities	(508,881)	(125,822)
Cash flows from investing activities
Acquisition of intangible assets	(11,096)	--
Purchase of property and equipment	(51,389)	(505)
Net cash used in investing activities	(62,485)	(505)
Cash flows from financing activities
Proceeds from note payable – related party	--	100,000
Payment of related party payable	(42,626)	--
Debt issuance costs	(25,969)	--
Proceeds from note payable to PIMCO	500,000	--
Net cash provided by financing activities	431,405	100,000
Net increase (decrease) in cash	(139,961)	(26,327)
Cash at beginning of period	360,323	41,736
Cash at end of period	$220,362	$15,409

Supplemental cash flow information:
Cash paid for interest	$199,689	$38,122
Non-cash investing and financing activities:
Distribution to a related party limited liability company member	$100,000	$--
Value of common shares issued for acquisition of intangible asset	$55,000	$--

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes as of and for the years ended June 30, 2014 and 2013. The June 30, 2014 and 2013 financial statements and the March 31, 2014 financial statements are those of our predecessor company and wholly-owned subsidiaries. The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of results that may be expected for the year ending June 30, 2015, or for any other interim period.

Recent Accounting Pronouncements

The Company has implemented all new accounting standards and does not believe that there are any other new accounting pronouncements that have been issued that may have a material impact on the consolidated financial statements.

Subsequent Events

In accordance with ASC 855, the Company evaluated subsequent events through the date of this report, which was the date the condensed consolidated financial statements were available for issue.

Income (Loss) per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted net loss per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity. Diluted net loss per share is the same as basic net loss per share due to the lack of dilutive items. As of March 31, 2015, the Company had 444,444 potential shares exercisable that are attributable to the PIMCO warrant, which have been excluded as their effect is anti-dilutive.

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at:

	March 31, 2015	June 30, 2014
	(Unaudited)
Office furniture and equipment	$46,233	$12,298
Warehouse equipment	13,254	--
Molds and dies	4,200	--
Total, cost	63,687	12,298
Less: Accumulated depreciation	(19,000)	(11,468)
Total Property and equipment, net	$44,687	$830

Depreciation expense for the nine months ended March 31, 2015 and 2014 was $7,532 and $360, respectively. Depreciation expense for the year ended June 30, 2014 was $1,380.

NOTE 3 – INTANGIBLE ASSETS, NET

Intangible assets consisted of the following at:

	March 31, 2015	June 30, 2014
	(Unaudited)
Trademark	$3,596	$--
Transformations exercise fitness program	62,500	--
Total, cost	66,096	--
Less: Accumulated amortization	(4,011)	--
Total Intangible assets, net	$62,085	$--

On February 26, 2015, the Company acquired the exclusive rights, title, and interest in the “Transformations” exercise and fitness program. The purchase included all program materials, manuals, trademarks, logos, and related intellectual properties. The purchase price was comprised of a $7,500 cash payment and 11,000 shares of the Company’s common stock valued at $55,000, for a total purchase price of $62,500. Pursuant to the terms of the agreement, the shares of common stock will be issued at such time as the Company is Depository Trust Company (“DTC”) eligible. The purchase agreement includes a performance based earn-out program based on revenues earned from the fitness program. The earn-out bonuses are payable in the form of additional common stock. As of March 31, 2015, the 11,000 common shares have not been issued and there has been no revenue generated by the earn-out program

The intangible assets are being amortized over the estimated useful life. Amortization expense for the nine months ended March 31, 2015 was $3,742.

NOTE 4 – NOTE PAYABLE

The note payable is comprised of the following:

	March 31, 2015	June 30, 2014
	(Unaudited)
Note payable to the PIMCO Funds (“PIMCO”)	$2,000,000	$1,500,000
Less: unamortized loan discount	(303,507)	(376,694)
Total note payable, net of unamortized loan discount	$1,696,493	$1,123,306

On February 6, 2015, the Company drew an additional $500,000 of funds under a Delayed Draw Note facility with PIMCO. Following the February 6, 2015 draw, the principal balance payable due PIMCO was $2,000,000. The Company has an additional $500,000 available to draw on this loan facility.

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

In connection with the additional draw down of the PIMCO delayed draw note fcility, the Company incurred $25,969 in legal fees that have been reported as debt issuance costs. These fees are being amortized on a straight line basis over the remaining term of the PIMCO note payable.

During the nine months ended March 31, 2015, the company amortized $106,700 of the debt issuance costs and loan discount which is recorded as a component of interest expense on the condensed consolidated statements of operations.

NOTE 5 – RELATED PARTY TRANSACTIONS

Related Party Receivable

As of June 30, 2014, the Company had a related party receivable of $100,000 from TD Legacy, the sole member of Holdings at that time. In June 2014, Holdings paid the balance of the $500,000 note payable to Windsor Court Holdings, LLC (“WCH”) and an additional $100,000 transaction fee on behalf of TD Legacy, which redeemed the 25% interest in Holdings from WCH to TD Legacy. During the nine months ended March 31, 2015, Holdings issued a $100,000 distribution to its sole member, TD Legacy, which eliminated the related party receivable.

Related Party Payable

As of March 31, 2015 and June 30, 2014, the Company has $93,306 and $135,932, respectively, of salaries and bonuses payable to four of its officers and membership interest holders. These bonuses were to cover income taxes relating to bonuses issued during 2009.

During the nine months ended March 31, 2015, TD Legacy, a related party, issued 173 limited liability company units to our chief financial officer in settlement of $25,000 due for consulting services previously rendered to XFit. This was recorded as a contribution to additional paid-in capital and a reduction of accounts payable on the accompanying condensed consolidated financial statements.

NOTE 6 – STOCKHOLDERS’ DEFICIT

During the nine months ended March 31, 2015, TD Legacy, a related party, issued 1,813 limited liability company units to Kodiak Capital, in consideration of a capital commitment fee. The value of these shares was $3.75 per share based on the $15.0 million valuation established upon closing of the PIMCO Note Payable.

During the nine months ended March 31, 2015, TD Legacy, a related party, issued 173 limited liability company units to the chief financial officer in consideration of his agreement to cancel indebtedness of $25,000 to him for consulting services previously rendered to the Company.

During the nine months ended March 31, 2015, TD Legacy, a related party, issued 69 limited liability company units to the Company’s legal counsel in settlement of $10,000 of legal services previously rendered to XFit. This was recorded as a contribution to additional paid-in capital and a reduction of accounts payable in the accompanying condensed consolidated financial statements.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its office and warehouse facilities under a two year operating lease that expires on November 30, 2015. The lease calls for monthly payments of $4,865, which includes operating expenses, insurance and taxes on the property.

Rent expense for the nine months ended March 31, 2015 and 2014, was $44,565 and $42,494, respectively.

Litigation

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the consolidated financial statements with respect to any matters.

Stock Incentive Plan

On October 21, 2014, the Board of Directors and the Company’s sole stockholder adopted the 2014 Stock Incentive Plan. The purpose of the 2014 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for management and growth of the Company with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of stock options and common stock under the plan supports and increases the Company’s ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which the Company depends. The total number of shares available for the grant of either stock options or compensation stock under the plan is 600,000 shares of common stock, subject to adjustment. The Board of Directors administers the plan and has full power to grant stock options. As of March 31, 2015, the Company has not issued any shares under the plan or granted any options to purchase shares under the plan.

Equity Purchase Agreement with Kodiak Capital LLC

On December 17, 2014, the Company entered into an Equity Purchase Agreement with Kodiak Capital LLC. The Equity Purchase Agreement provides the Company with financing whereby the Company can issue and sell to Kodiak, from time to time, shares of common stock (the ”Put Shares”) up to an aggregate purchase price of $5.0 million (the “Maximum Commitment Amount”) during the commitment period. The commitment period is defined as the period beginning on the trading day immediately following the effectiveness of the registration statement and ending December 31, 2016. In addition, in no event shall Kodiak be entitled to purchase that number of Put Shares which when added to the sum of the number of shares of common stock already beneficially owned by Kodiak would exceed 9.99% of the number of shares of common stock outstanding on the applicable closing date.

The Equity Purchase Agreement will terminate when any of the following events occur: (i) Kodiak has purchased an aggregate of $5.0 million of the Company’s common stock, (ii) on December 31, 2016 or (iii) upon written notice from the Company to Kodiak.

Registration Rights Agreement

On December 17, 2014, the Company entered into a registration rights agreement with Kodiak Capital, LLC under which the Company is obligated to register the shares to be acquired by Kodiak pursuant to that certain Equity Purchase Agreement dated December 17, 2014 under which Kodiak agreed to purchase up to $5 million of the Company’s common stock, subject to certain conditions.

Asset Purchase Agreement

On February 26, 2015, the Company entered into an Asset Purchase Agreement with Dennis Dumas to acquire the exclusive rights, title, and interest in the Transformations exercise and fitness program. The purchase price was $62,500 comprised of a $7,500 cash payment and 11,000 shares of the Company’s common stock that was valued at $55,000. Pursuant to the terms of the agreement, the shares of common stock will be issued at such time as the Company is DTC eligible. The agreement also has a performance based earn out for a period of 18 months that is based on 50% of all programming services gross revenues derived from the Transformations program, up to a maximum earn out of $187,500.

The earnout will be paid in common stock of the Company. As of March 31, 2015, no amounts have been earned related to the earnout payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

The following information should be read in conjunction with XFit Brands, Inc. and its subsidiaries (“we”, “us”, “our”, or the “Company”) condensed consolidated unaudited financial statements and the notes thereto contained elsewhere in this report. Information in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q that does not consist of historical facts, are “forward-looking statements.” Statements accompanied or qualified by, or containing words such as “may,” “will,” “should,” “believes,” “expects,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume,” and “assume” constitute forward-looking statements, and as such, are not a guarantee of future performance.

Forward-looking statements are subject to risks and uncertainties, certain of which are beyond our control. Actual results could differ materially from those anticipated as a result of the factors described in the “Risk Factors” and detailed in our other Securities and Exchange Commission filings. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; and advances in technology that can reduce the demand for the Company’s products. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.

Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not transpire. Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described elsewhere in this report and in the “Risk Factors” section of our Registration statement on Form S-1, as amended (File No. 333-200619).

The Company disclaims any obligation to update the forward-looking statements in this report.

Overview

XFit Brands, Inc. was incorporated in September 2014 under the laws of the State of Nevada. As used herein, the terms “we,” “us,” “XFIT,” and the “Company” refer to XFit Brands, Inc. and its predecessors, subsidiaries, and affiliates, collectively, unless the context indicates otherwise. Our fiscal year end is June 30. Our principal office address is 18 Goodyear, Suite 125, Irvine, CA 92618 and our telephone number is (949) 916-9680. As of May 14, 2015, we had 8 employees.

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

As is discussed further in the Liquidity and Capital Resources section below, we have limited funds to support our operations. Our continuation as a going concern subsequent to the quarter ended March 31, 2015 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. Based on our current business plan, we currently estimate we will need up to an additional $2.0 million of new capital to execute our business plan over the next six months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern.

Three months ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Our revenue, operating expenses, and net income (loss) from operations for the three month period ended March 31, 2015 as compared to the three month period ended March 31, 2014 are set forth below. The results of operations for the three months ended March 31, 2014 represent the consolidated results of operations of Throwdown Industries Holdings, LLC, our predecessor Company and wholly-owned subsidiary.

	Three Months Ended March 31:			% Change Increase
	2015	2014	Change	(Decrease)
REVENUES
Product sales	$526,826	$368,384	$158,442	43.1%
Royalties	62,500	37,886	24,614	65.0%
Net revenues	589,326	406,270	183,056	45.1%
COST OF REVENUES	376,828	212,235	164,593	77.6%
Gross profit	212,498	194,035	18,463	9.6%
OPERATING EXPENSES:
General and administrative	310,142	132,917	177,225	133.4%
Sales and marketing	126,124	57,203	68,921	120.5%
Total operating expenses	436,266	190,120	246,146	129.5%
(Loss) income from operations	(223,768)	3,915	(227,683)	(5,815.7)%
Interest expense	(107,007)	(9,113)	(97,894)	1,074.3%
Loss on write-off of leasehold improvements	--	(4,646)	4,646	100.0%
Net loss	$(330,775)	$(9,844)	$(320,931)	(3,260.2)%

Revenues. Revenues consist of product sales and royalties. Total revenues for the three months ended March 31, 2015 were $589,326, an increase of $183,056, or 45.1%, from $406,270 of total revenues for the three months ended March 31, 2014. Product sales increased $158,442, or 43.1%, to $526,826 for the three months ended March 31, 2015 from $368,384 for the three months ended March 31, 2014. Royalties increased $24,614, or 65.0%, to $62,500 for the three months ended March 31, 2015 from $37,886 for the three months ended March 31, 2014. The increase in product sales is attributable to increased selling efforts and momentum during the three months ended March 31, 2015. The increase in royalties is attributable to royalties realized from international licensees during the three month period ended March 31, 2015.

Cost of Revenues. Total cost of revenues for the three months ended March 31, 2015 were $376,828, an increase of $164,593, or 77.6%, from $212,235 for the three months ended March 31, 2014. Cost of product sales during the three months ended March 31, 2015 were 71.5% as compared to 57.6% during the three months ended March 31, 2014. The increase in cost of revenues is attributable to the 45.1% increase in sales and the effect of higher product costs during the three months ended March 31, 2015.

Gross Profit. Gross profit increased $18,463 to $212,498 for the three months ended March 31, 2015, from a gross profit of $194,035 for the three months ended March 31, 2014. The increase in gross profit reflects the increase in sales and increase in royalties during the three months ended March 31, 2015. During the three months ended March 31, 2015, we realized a 28.5% gross profit on our product sales as compared to a 42.4% gross profit on product sales during the three months ended March 31, 2014. The reduction in gross profit reflects the increase in product costs of revenues during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

General and Administrative Expenses. General and administrative expenses increased by $177,225 or 133.4%, to $310,142 for the three months ended March 31, 2015 from $132,917 for the three months ended March 31, 2014. General & administrative expenses for the three months ended March 31, 2015 are comprised of salaries and wages of $62,130, professional fees of $45,001, office expenses of $6,173, insurance of $15,514, rent of $15,182, SEC registration expenses, (including accounting, legal, audit and filing fees) of $92,942, travel of $9,638, and other of $63,561. General & administrative expenses for the three months ended March 31, 2014 are comprised of salaries and wages of $44,123, professional fees of $43,313, office expenses of $1,256, insurance of $11,476, rent of $14,594, travel of $12,669, and $5,486 of other general and administrative expenses. The increase in general and administrative expenses during the three months ended March 31, 2015 is comprised of an increase in salaries and wages of $18,007, increase in professional fees of $1,688, an increase in office expenses of $4,917, an increase in SEC registration expenses of $92,942, an increase of $4,038 in insurance expense, an increase of $588 of rent expense, a decrease of $3,031 of travel expenses, and a net $58,075 increase in other general and administrative expenses. The overall increase in general and administrative expenses is attributable to increased expenses for professional fees relating to the audit, accounting, legal fees, and capital commitment fees associated with the initial public offering of our securities.

Sales and Marketing Expense. Sales and marketing expense increased $68,921 or 120.5%, to $126,124 for the three months ended March 31, 2015 from $57,203 for the three months ended March 31, 2014. This increase in sales and marketing expenses is commensurate with a net 45.1% increase in our revenues during the three months ended March 31, 2015.

Interest Expense. Interest expense increased by $97,894 to $107,007 for the three months ended March 31, 2015 from $9,113 for the three months ended March 31, 2014. The increase is largely due to the increased interest expense on the delayed draw note with the PIMCO Fund during the three months ended March 31, 2015. We did not have this delayed draw note during the three months ended March 31, 2014.

Loss on write off of leasehold improvements. During the three months ended March 31, 2014, we realized a $4,646 loss on the write off of leasehold improvements while during the three months ended March 31, 2015 we realized no comparable loss.

Net Loss. Net loss increased by $320,931 or 3,260.2% to a net loss of $330,775 for the three months ended March 31, 2015 from a net loss of $9,844 for the three months ended March 31, 2014. This increase in our net loss is attributable to the increased revenues and offset by our increased expenses, as explained herein.

Nine months ended March 31, 2015 Compared to the Nine Months Ended March 31, 2014

Our revenue, operating expenses, and net (loss) income from operations for the nine month period ended March 31, 2015 as compared to the nine month period ended March 31, 2014 are set forth below. The results of operations for the nine months ended March 31, 2014 represent the consolidated results of operations of Throwdown Industries Holdings, LLC, our predecessor Company and wholly-owned subsidiary.

	Nine Months Ended March 31:			% Change Increase
	2015	2014	Change	(Decrease)
REVENUES
Product sales	$1,300,148	$1,202,449	$97,699	8.2%
Royalties	192,940	49,123	143,817	292.8%
NET REVENUES	1,493,088	1,251,572	241,516	19.3%
COST OF REVENUES	982,587	696,153	286,434	41.2%
Gross profit	510,501	555,419	(44,918)	(8.1)%
OPERATING EXPENSES:
General and administrative	1,187,497	324,641	862,856	265.8%
Sales and marketing	227,845	154,530	73,315	47.5%
Total operating expenses	1,415,342	479,171	936,170	195.4%
(Loss) income from operations	(904,841)	76,248	(981,089)	(1,286.7)%
Interest expense	(278,918)	(30,622)	(248,296)	810.9%
Income from licensing fees		114,190	(114,190)	100.0%
Loss on write-off of leasehold improvements	--	(4,646)	4,646	100.0%
Loss on value of marketable securities	--	(114,190)	114,190	100.0%
Other income	14,758	147	14,611	9,939.5%
Net (loss) income	$(1,169,001)	$41,127	$(1,210,128)	(2,942.4)%

Revenues. Revenues consist of product sales and royalties. Total revenues for the nine months ended March 31, 2015 were $1,493,088, an increase of $241,516, or 19.3%, from $1,251,572 of total revenues for the nine months ended March 31, 2014. Product sales increased $97,699, or 8.2%, to $1,300,148 for the nine months ended March 31, 2015 from $1,202,449 for the nine months ended March 31, 2014. Royalties increased $143,817, or 292.8%, to $192,940 for the nine months ended March 31, 2015 from $49,123 for the nine months ended March 31, 2014. The increase in product sales is attributable to increased selling efforts and momentum during the nine months ended March 31, 2015. The increase in royalties is royalties realized from international licensees during the nine month period ended March 31, 2015.

Cost of Revenues. Total cost of revenues for the nine months ended March 31, 2015 were $982,587, an increase of $286,434, or 41.2%, from $696,153 for the nine months ended March 31, 2014. Cost of product sales during the nine months ended March 31, 2015 were 75.6% as compared to 57.9% during the nine months ended March 31, 2014. The increase in costs of revenues is attributable the increased sales and the effect of higher product costs of sales percentages during the nine months ended March 31, 2015.

Gross Profit. Gross profit decreased $44,918 to $510,501 for the nine months ended March 31, 2015, from a gross profit of $555,419 for the nine months ended March 31, 2014. During the nine months ended March 31, 2015, we realized a 24.4% gross profit on our product sales as compared to a 42.1% gross profit realized on product sales during the nine months ended March 31, 2014. The reduction in gross profit reflects the increase in product costs of revenues during the nine months ended March 31, 2015.

General and Administrative Expenses. General and administrative expenses increased by $862,856, or 265.8%, to $1,187,497 for the nine months ended March 31, 2015 from $324,641 for the nine months ended March 31, 2014. General & administrative expenses for the nine months ended March 31, 2015 are comprised of salaries and wages of $208,203, professional fees of $146,537, office expenses of $14,891, insurance of $36,781, rent of $44,565, SEC registration expenses, (including accounting, legal, audit and filing fees) of $384,766, capital commitment fee of $197,314, travel of $39,083, and other of $115,356. General & administrative expenses for the nine months ended March 31, 2014 are comprised of salaries and wages of $129,427, professional fees of $63,782, office expenses of $2,548, insurance of $31,630, rent of $42,494, travel of $23,509, and $31,251 of other general and administrative expenses. The increase in general and administrative expenses during the nine months ended March 31, 2015 is comprised of an increase in salaries and wages of $78,776, increase in professional fees of $82,755, an increase in office expenses of $12,343, an increase in SEC registration expenses of $384,766, an increase in capital commitment fee of $197,314, an increase of $5,151 in insurance expense, an increase of $2,071 of rent expense, and increase of $15,574 of travel expenses, and a net $84,104 increase in other general and administrative expenses. The overall increase/decrease in general and administrative expenses is attributable to increased expenses for professional fees relating to the audit, accounting, legal fees, and capital commitment fees associated with the initial public offering of our securities.

Sales and Marketing Expense. Sales and marketing expense increased $73,315, or 47.5%, to $227,845 for the nine months ended March 31, 2015 from $154,530 for the nine months ended March 31, 2014. This increase in sales and marketing expenses is attributable to increased sales personnel that were employed during the nine months ended March 31, 2015.

Interest Expense. Interest expense increased by $248,296 to $278,918 for the nine months ended March 31, 2015 from, $30,622 for the nine months ended March 31, 2014. The increase is largely due to the increased interest expense on the delayed draw note with the PIMCO Fund during the nine months ended March 31, 2015. We did not have this delayed draw note during the nine months ended March 31, 2014.

Income from licensing fees. During the nine months ended March 31, 2014, we realized $114,190 of income from licensing fees.

Loss on write off of leasehold improvements. During the nine months ended March 31, 2014, we realized a $4,646 loss on the write off of leasehold improvements while during the nine months ended March 31, 2015 we realized no comparable loss.

Loss on value of marketable securities. During the nine months ended March 31, 2014, we incurred an $114,190 unrealized loss on the value of marketable securities that we hold in a small public company. We did not have a comparable loss during the nine months ended March 31, 2015.

Other Income. During the nine months ended March 31, 2015, we realized $14,758 of other income while during the nine months ended March 31, 2014 we realized $147 of other income.

Net Loss. Net loss increased by $1,210,128 or 2,942.4% to a net loss of $1,169,001 for the nine months ended March 31, 2015 from net income of $41,127 for the nine months ended March 31, 2014. This increase in our net loss is attributable to the increased revenues offset by the increased expenses, as explained herein.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the condensed consolidated financial statements, we incurred a net loss of $1,169,001 during the nine months ended March 31, 2015, and losses are expected to continue in the near term. The accumulated deficit since inception is $5,585,699 at March 31, 2015. We have been funding our operations through private loans and the sale of equity interests in private placement transactions. See our discussion of our Credit Facility with PIMCO and our Equity Purchase Agreement with Kodiak Capital below. Our cash resources are insufficient to meet our planned business objectives without additional financing. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to further develop our product lines and licensing relationships to expand product sales and royalty revenues before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At March 31, 2015, we had $220,362 of cash on hand. We anticipate that our existing cash and cash equivalents, together with our cash from operating activities will not be sufficient to fund operations and expected growth through at least the next twelve months. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

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

The success of our ability to continue as a going concern is dependent upon obtaining new customers for our products and new licensees to generate royalty revenues, and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue in the near future. We believe that we are able to fund our immediate operations, working capital requirements, and debt service requirements with existing working capital, cash flows generated from operations, and additional borrowings under our delayed draw note or, if available, under our equity purchase agreement with Kodiak.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of March 31, 2015 as compared to June 30, 2014, were as follows:

	March 31, 2015	June 30, 2014
Cash	$220,362	$360,323
Total current assets	$606,500	$737,327
Total assets	$833,328	$865,757
Total current liabilities	$715,553	$339,480
Total liabilities	$2,412,046	$1,462,786

At March 31, 2015, we had a working capital deficit of $109,053 compared to working capital of $397,847 at June 30, 2014. Current liabilities increased to $715,553 at March 31, 2015 from $339,480 at June 30, 2014, primarily as a result of increases in accounts payable, accrued expenses, interest, and customer deposits.

Our operating activities used net cash of $508,881 for the nine months ended March 31, 2015 compared to net cash used in operations of $125,822 for the nine months ended March 31, 2014. The net cash used in operations for the nine months ended March 31, 2015, reflects a net loss of $1,169,001, decreased by $350,558 in non-cash charges and by $309,562 net increase in the working capital accounts. The net cash used in operations for the nine months ended March 31, 2014 reflects a net income of $41,127, increased by $4,850 in non-cash charges and by $171,799 net decrease in the working capital accounts.

Our net cash used in investing activities were $62,485 and $505 for the nine months ended March 31, 2015 and 2014, respectively. Our cash used in investing activities for the nine months ended March 31, 2015, included $51,389 in purchases of equipment and $11,096 of intangible asset acquisition costs. Our cash used in investing activities for the nine months ended March 31, 2014, included $505 purchases of equipment.

Our net cash provided by financing activities for the nine months ended March 31, 2015 was $431,405 resulting primarily from $500,000 in proceeds from the PIMCO delayed draw note facility, which amount was offset by $42,626 of payment of related party payable and $25,969 of debt issuance costs. Our net cash provided by financing activities for the nine months ended March 31, 2014 was $100,000 as a result of the proceeds received from the Windsor Capital Holdings, LLC note payable.

Credit Facility

On June 10, 2014, we entered into a Note Purchase Agreement (“Agreement”) with PIMCO Funds: Private Account Portfolio Series: PIMCO High Yield Portfolio, a separate investment portfolio of PIMCO Funds, a Massachusetts business trust (“PIMCO”) that authorized the issuance of up to $2,500,000. On June 12, 2014, we entered into a Senior Secured Note (“Note”) whereby we drew $1,500,000. The note bears interest at 14% and matures on June 12, 2017. The note bears an effective interest rate of 21%. This Note is collateralized by all of our assets. The Note includes various covenants, including but not limited to, having annual audited financial statements within 90 days of the end of the fiscal year.

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

On February 6, 2015, we drew an additional $500,000 of funds under our Delayed Draw Note facility with PIMCO. Following the February 6, 2015 draw, the principal balance payable due PIMCO was $2,000,000. Concurrent with this draw, we issued a new Senior Secured Fixed Rate delayed draw note in the princpial amount of $2,000,000, which note replaced the previously issued note to PIMCO. We have an additional $500,000 available to draw on this loan facility.

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

The Equity Purchase Agreement also provides that we are not entitled to deliver a Put Notice, and Kodiak shall not be obligated to purchase any Put Shares, unless each of the following conditions are satisfied: (i) a registration statement has been declared effective and remains effective for the resale of the Put Shares until the closing with respect to the subject Put Notice; (ii) at all times during the period beginning on the date of the Put Notice and ending on the date of the related closing, our common stock has been listed on the Principal Market as defined in the Equity Purchase Agreement (which includes, among others, the Over-the-Counter Bulletin Board and the OTC Market Group’s OTC Link quotation system) and shall not have been suspended from trading thereon; (iii) we have complied with its obligations and is otherwise not in breach of or in default under the Equity Purchase Agreement, the Registration Rights Agreement or any other agreement executed in connection therewith; (iv) no injunction has been issued and remains in force, and no action has been commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the Put Shares; and (v) the issuance of the Put Shares will not violate any shareholder approval requirements of the market or exchange on which our common stock are principally listed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our last fiscal quarter ended March 31, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were effective as of March 31, 2015, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

1.	On February 26, 2015, we agreed to issue 11,000 shares of our common stock in partial consideration of assets being purchase under an asset purchase agreement with Dennis Dumas (see Item 5 below). The shares have not yet been issued and pursuant to the terms of the agreement, will be issued at such time as we are DTC eligible. We will not receive any proceeds upon issuance. These shares will be issued in reliance of the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

2.	On March 3, 2015, we agreed to issue 2,500 shares of our common stock in consideration of services rendered under an employment offer letter agreement upon satisfaction of employment through April 1, 2015. The shares have not yet been issued. We will not receive any proceeds upon issuance. These shares will be issued in reliance of the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On February 6, 2015, we drew an additional $500,000 of funds under our Delayed Draw Note facility with PIMCO. Following the February 6, 2015 draw, the principal balance payable due PIMCO was $2,000,000. Concurrent with this draw, we issued a new Senior Secured Fixed Rate delayed draw note in the princpial amount of $2,000,000, which note replaced the previously issued note to PIMCO. We have an additional $500,000 available to draw on this loan facility.

On February 26, 2015, we entered into into an Asset Purchase Agreement with Dennis Dumas to acquire the exclusive rights, title, and interest in the Transformations exercise and fitness program. The purchase price was $62,500 comprised of a $7,500 cash payment and eleven thousand (11,000) shares of our common stock that was valued at $55,000. Pursuant to the terms of the agreement, the shares of common stock will be issued at such time as we are DTC eligible. The agreement also has a performance based earn out for a period of eighteen (18) months that is based on fifty percent (50%) of all programming services gross revenues derived from the Transformations program, up to a maximum earn out of $187,500. The earn out is payable in shares of our common stock based on the thirty (30) day trailing average price of the Company’s common stock prior to issuance.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

4.1	Senior Secured Fixed Rate Note issued to the PIMCO Fund in the original principal amount of $2 million.

10.1	Asset Purchase Agreement dated February 26, 2015 between XFit Brands and Dennis Dumas.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized

XFIT BRANDS, INC
(Registrant)

Date: May 14, 2015	By:	/s/ David E. Vautrin
David E. Vautrin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2015	By:	/s/ Robert J. Miranda
Robert J. Miranda
Vice President and Chief Financial Officer
(Principal Accounting Officer)

