Form 10-K
period 2015-06-30
XFIT BRANDS, INC.
filed 2015-09-30
CIK 1623554

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 000-30291

XFIT BRANDS, inc.

(Name of small business issuer as specified in its charter)

Nevada	47-1858485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18 Goodyear, Suite 125 Irvine, CA 92618 (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (949) 916-9680

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [  ] Yes No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter [ ]	Accelerated filter [ ]
Non-accelerated filter [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2014 cannot be determined as the registrant’s common stock was not quoted or listed at December 31, 2014.

As of September 28, 2015, 4,088,500 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:

None

PART I

XFit Brands, Inc., including all its subsidiaries, are collectively referred to herein as “XFit Brands,” “XFit,” “the Company,” “us,” or “we”.

Item 1. DESCRIPTION OF BUSINESS

General

XFit Brands, Inc. was incorporated in September 2014 under the laws of the State of Nevada. As used herein, the terms “we,” “us,” “XFIT,” and the “Company” refer to XFit Brands, Inc. and its predecessors, subsidiaries, and affiliates, collectively, unless the context indicates otherwise. Our fiscal year end is June 30. Our principal office address is 18 Goodyear, Suite 125, Irvine, CA 92618 and our telephone number is (949) 916-9680. In October 2015, we are relocating our executive offices to 25731 Commercentre Drive, Lake Forest, CA 92630. As of September 18, 2015, we had 10 full-time direct employees.

Our principal business activity is the design, development, and worldwide marketing and selling of functional equipment, training gear, apparel, and accessories for the impact sports market and fitness industry. Our mission is to become a leading developer and marketer of functional fitness brands and products at retail and fitness outlets worldwide. Our products span the Impact Sports, Mixed Martial Arts (MMA), High and low impact fitness and Cross Training, and other Action Sports and are marketed and sold under the Throwdown®, XFit Brands®, and Transformations™ brand names, which along with certain trade secrets are protected worldwide. Our products are marketed and sold through a range of different channels including gyms, fitness facilities, and directly to consumers via our internet website and through third party catalogues (which we refer to as our “Direct to Consumer”) through a mix of independent distributors and licensees throughout the world. All of our products are manufactured by a network of independent manufacturers, which satisfy our strict quality requirements. Virtually all apparel products are produced outside the United States, while equipment products are produced both in the United States and abroad.

We are an “emerging growth company” within the meaning of the federal securities laws. For as long as we are an emerging growth company, we will not be required to comply with the requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an emerging growth company.

We will continue to be an emerging growth company until the earliest to occur of (1) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (2) the last day of the fiscal year following the fifth anniversary of the date of our initial public offering under our prospectus dated February 11, 2015, (3) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt and (4) the date on which we are deemed to be a “large accelerated filer,” as defined under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”).

We also qualify as a “smaller reporting company” under Rule 12b-2 of the Securities Exchange Act of 1934, as amended, which is defined as a company with a public equity float of less than $75 million. To the extent that we remain a smaller reporting company at such time as are no longer an emerging growth company, we will still have reduced disclosure requirements for our public filings some of which are similar to those of an emerging growth company including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Background

Our company was founded in 2003 under the Throwdown name. Our initial focus was for development and sale of ramps for Action sports (Skate, Moto, other) and training and competition cages for the Mixed Martial Arts (“MMA”) industry and thereafter expanded into development and sales of training and protective gear for the MMA industry. In the past year, we have begun commercializing a significantly broader portfolio of cross training, fitness and other products capitalizing on the growth of the fitness, training, and exercise industry that has significantly expanded our business. In September 2014, we formed XFit Brands, Inc. as a wholly-owned subsidiary of TD Legacy, LLC to act as a holding company for our Throwdown operations.

Corporate History

The business was founded in 2003 under the Throwdown name, and was originally incorporated in 2007 as Throwdown Industries, Inc., a California corporation.

As part of a restructuring plan, Throwdown Industries, LLC, a Delaware limited liability company, was formed on January 11, 2012 and TD Legacy, LLC, a Florida limited liability company, was formed on January 26, 2012.

On January 26, 2012, all shareholders of Throwdown Industries, Inc. contributed their shares, totaling 136,013 of Throwdown Industries, Inc., to TD Legacy, LLC in exchange for a corresponding 136,013 units of membership interests in TD Legacy, LLC, making TD Legacy, LLC the sole shareholder of Throwdown Industries, Inc. Throwdown Industries, Inc. then redeemed 69,367 of its shares from TD Legacy, LLC. TD Legacy, LLC sold the remaining 66,646 shares of Throwdown Industries, Inc. to Throwdown Industries, LLC in exchange for 49% ownership of Throwdown Industries, LLC. Affliction Holdings, LLC, a California limited liability company, contributed know-how, marketing, distribution, and resources to Throwdown Industries, LLC as consideration for 51% ownership of Throwdown Industries, LLC.

On August 23, 2012, Windsor Court Holdings, LLC, a Delaware limited liability company, purchased all of Affliction Holdings, LLC’s ownership interest in Throwdown Industries, LLC. On September 13, 2012, Throwdown Industries Holdings, LLC, a Delaware limited liability company was formed. As part of a new restructuring plan, Windsor Court Holdings, LLC contributed all of its ownership of Throwdown Industries, LLC in exchange for 25% ownership interest in Throwdown Industries Holdings, LLC, and TD Legacy, LLC contributed all of its ownership of Throwdown Industries, LLC in exchange for 75% ownership interest in Throwdown Industries Holdings, LLC.

On April 24, 2014, Windsor Court Holdings, LLC transferred all of its ownership interest of Throwdown Industries Holdings, LLC to TD Legacy, LLC. TD Legacy, LLC was the sole owner of 100% of the ownership interests in Throwdown Industries Holdings, LLC.

On September 26, 2014, TD Legacy, LLC contributed 100% of the equity of Throwdown Industries Holdings, LLC to XFit Brands, Inc., a Nevada corporation, in exchange for 4,000,000 shares of XFit Brands, Inc. common stock. TD Legacy, LLC owns 100% of XFit Brands, Inc., which in turn owns 100% of Throwdown Industries Holdings, LLC, which in turn owns 100% of Throwdown Industries, LLC, which in turn owns 100% of Throwdown Industries, Inc.

On November 26, 2014, we filed a registration statement for the distribution of 4,000,000 shares of our common stock by TD Legacy, LLC, our parent company, to TD Legacy members as a liquidating distribution (the “Distribution”). The registration statement was declared effective by the Securities and Exchange Commission on February 9, 2015 and the Distribution occurred on February 13, 2015. TD Legacy, LLC dissolved on September 22, 2015.

As of the date of this Report, we have three direct and indirect subsidiaries: our wholly-owned subsidiary, Throwdown Industries Holdings, LLC, its wholly-owned subsidiary, Throwdown Industries LLC and its wholly-owned subsidiary, Throwdown Industries, Inc.

Industry Overview

According to the most recent information released by the International Health, Racquet and Sportsclub Association (“IHRSA”) and Statista, total global fitness club industry revenues increased $78.2 billion in 2014 from $74.1 billion in 2013 and $72.6. billion in 2012. Total global fitness club memberships increased to 139 million in 2014 from 135 million in 2013 and 131 million in 2012. Total U.S. fitness club industry revenues increased to $24.2 billion in 2014 from $22.4 billion in 2013 and $21.8 billion in 2012. Total U.S. fitness club memberships increased to 58 million in 2014 from 54 million in 2013 and from 50 million in 2012. According to the IHRSA, the fitness industry is witnessing a shift in the exercise and preference of health club members. The club landscape now extends beyond the traditional, full-service fitness centers as studio concepts including boxing, yoga, Pilates, group cycling, barre, boot camps, cross training, Crossfit®, and personal training.

Sporting goods sales are also increasing at an accelerated rate. According to Statista, total global sporting goods revenues increased $146.5 billion in 2014 from $130.2 billion in 2013 and $129.9 billion in 2012. US sporting goods revenues increased $64.8 billion in 2014 from $63.7 billion in 2013 and $62.6 billion in 2012.

According to the IHRSA, two (2) significant developments are continuing to drive the growth experienced by the fitness industry: obesity continues in endemic proportions and the healthcare industry continues its trend towards prevention versus treatment. As the focus on exercise and overall healthy lifestyles continue to impact the health club industry, we believe the Company can benefit from these dynamics en route to accomplishing the Company’s mission of becoming the leading developer and marketer of functional fitness brands and products in retail and fitness outlets worldwide.

Products

We currently sell products in the following categories: (i) Functional Fitness Stations; (ii) Training and Protective Gear; (iii) Cages and Rings; (iv) Bag Rack Systems; (v) Apparel; (vi) Functional Training Equipment and Accessories and (vii) Fitness Training Programs.

Functional Fitness Stations. We offer an extensive array of fitness training stations including our XTC, CTC and UTC training equipment. Our fitness training stations have key features such as cantilever bag mounts, adjustable step-up platforms, dip bars, ladder system, adjustable Olympic bar rack, squat station, pull up rock station, medicine ball targets / storage, t-bar row, battle ropes, and weight horns. In addition, we recently started offering our mobile fitness training stations, which can be set up for mobile events such as mobile boot camps, community events, trade shows and outdoor competitions.

Training and Protective Gear. We offer a complete catalog of training and protective gear including MMA and boxing gloves, punching mitts, thai pads, body shields and heavy bags. We have designed and developed our products with input from athletes in the MMA industry. Further, our products have been approved for use by both MMA and boxing commissions.

Cages and Rings. Cages and Rings are our legacy product. We continue to offer an extensive portfolio of cages and rings in the MMA industry. We are a provider of the Octagon and other functional fitness equipment to all corporate Ultimate Fighting Championship (UFC) Gyms. All of our cages and rings encompass our proprietary design with the flex zone floor and framing system to protect against injuries. Our cages are designed with high safety standards and have been in use in the MMA industry for over ten years.

Bag Rack Systems. Our bag rack systems are engineered for commercial grade usage with powder coated 4” square tubing, and oversized stainless steel eyebolts, carabineers and swivels. They feature an industry first bucket system and other options including hydraulically bent rolling monkey bars and the retractable bag and curtain system.

Apparel. We have a library of over 2,500 lifestyle tee apparel designs. In addition, we are currently beta testing a new line of athletic performance apparel with innovative technology such as heat displacement, and antibacterial.

Functional Training Equipment and Accessories. We have produced sample quantities of a full portfolio of commercial grade products for dynamic movement and exercise, endurance and strength building including kettle bells, resistance bands, weight bars and dumbbells, jump ropes, slam balls and plyo boxes to be used in cross training, cross fit, and other similar High and Impact fitness regimens. We are beginning expansion and sales of these retail products and Gym staples commercialized under the XFit Brand®.

Fitness Training Programs. We recently began offering fitness training programs offered under the Transformations™ brand name. These programs are designed to be used both in conjunction with our fitness training centers, bag racks and our functional fitness equipment.

Our Strengths

We believe the following competitive strengths and sources of sustainable competitive advantage that will enable the implementation of our growth strategies:

Strong Brand Association. We have been providing cages, equipment and protective gear to the MMA community for the past 10 years and enjoy a brand associated with quality, durability, and innovation. We are a provider of equipment to all UFC Gym® corporate and Crunch® Franchise Gym locations and have sponsored events and athletes with our products internationally. We believe our strong brand recognition (as well as our recent portfolio expansion discussed below) will enable us to establish a presence in sporting goods retail stores, to penetrate new markets, such as the cross-fit training market and to expand geographically to new channels including the United States retail market.

Portfolio of Products. We have an extensive suite of products and apparel for the fitness, MMA and boxing industry. We believe this extensive line of products will enable us to establish a presence in sporting goods retail stores and fitness facilities. Further, we believe that our recent expansion of our portfolio to include functional strength and conditional equipment as well as fitness training programs enables us to provide a one-stop shop for major gym operators and fitness outlets to allow us to capitalize on the growth of the broader cross training and cross fit workout concepts.

Culture of Performance Based Innovation. We have provided significant innovation to products in the MMA and training products including improving safety of the MMA cages with our SlamTec flooring, to various use of unique surfaces like T-Flex. In addition, we have implemented multiple protective and training gear improvements in gloves, bags, and pads, which we believe has increased use of our products. Our UTC-K2 two-story fitness training stations are, to our knowledge, the first of their kind, and the Company expects to continue developing new innovations to expand our line of products, which will also strengthen our portfolio of brands, range of intellectual property and intangible assets, and market value. Our innovation has further strengthened the value of our brands, which we expect will enable us to establish a presence in sporting goods retail stores and our entry into new markets.

Key Relationships. We are currently a provider of equipment and cages for all UFC Gym® corporate locations, recently became the exclusive supplier of CTC Fitness Training Stations and related fitness accessories for all Crunch® Franchise Gyms, and we have a significant direct supply relationship with Centauro, a Brazilian sporting goods retailer. In addition, our brands are now sold in over 20 countries and we continue to sponsor international athletes and events, which maintains visibility and strengthens our reputation. We believe our current relationships will foster new partnerships and will bolster our efforts to secure new licensing relationships.

Global Sourcing Network. We have established a global network of manufacturers both directly and through licensing relationships. We currently have relationships with two US manufacturers, and four manufacturers internationally in Pakistan, China, and Taiwan. In addition, we have a licensing arrangement with a Brazilian company which supports distribution of Throwdown products to Brazil. Our international direct ship program benefits our international distribution points on several levels including, but not limited to, reduction in lead time to meet demand as well as savings related to duties, taxes, and transportation.

Social Media Footprint. Throwdown has a strong digital footprint among Facebook, Twitter, Pinterest, Instagram, and YouTube which foster presences and engagement around key Campaigns like “That’s How I Throwdown.” Our strong social media footprint is instrumental in promoting the Throwdown brand, which we believe could be helpful in establishing a presence in sporting goods retail stores and further penetrating our presence in fitness facilities. We are establishing a social media presence for the newly formed “XFit Brands” corporation as well.

Intellectual Property. We have an extensive collection of registered global trademarks. In addition, we have a large collection of proprietary functional fitness designs, equipment, and systems for which we intend to file provisional patents. These intellectual assets and specifically the global trademarks, serve to both protect the brand and we believe may attract strategic licensees.

Experienced Management Team. Our management team possesses substantial experience in the consumer goods and products industry. The strength and passion of our current dynamic and talented leaders coupled with the senior management expansion plans underway will enable both continued success and more rapid growth. Our senior management team has worked together for over five years and believe that the teams’ experience has enabled us to anticipate and respond effectively to industry trends and competitive dynamics, better understand our consumer base, and build strong customer relationships.

Our Growth Strategy

Key elements of our growth strategy include the following:

Expand our presence in the exercise and fitness training community. Our initial entry into the fitness products market with the introduction of our training stations (Cross Training Center, Ultimate Training Center and Combat Training Centers) has been well received. In addition, major gym operators have expressed a desire for us to provide a one-stop-shop for all their functional fitness equipment needs and programming. We believe that our recent portfolio expansion to include products for the exercise and fitness training industry, including jump ropes, medicine balls, resistance bands, ropes, kettle bells, agility ladders, push / pull sleds, dumbbells, rings, Olympic weights, and plyometric boxes as well as fitness and exercise programs will enable us to significantly expand our presence in the fitness training community and will also allow us to provide a complete fitness portfolio for gym operators and retail stores.

Leverage our MMA core credibility and heritage. Our products have been used in the MMA industry for over 10 years and we are a product supplier to the UFC Gyms®. We intend to leverage our reputation of product quality and innovation in the MMA industry to establish a meaningful position within both domestic and international sporting goods retailers as well as increasing our presence in the training industry. We have an extensive retail ready portfolio of products and have recently started targeting national sporting goods retailers. We believe our reputation for quality and durable products will facilitate our ability to establish a position with sporting goods retail stores. We believe our new line of products for the exercise and training segment of the fitness industry will be attractive to both retail stores and fitness facilities.

Develop Strategic Alliances. We intend to cultivate and execute key licensing partnerships with highly qualified licensees to build brand awareness and increase brand value by extending the Throwdown Brand into complementary product categories and international markets. We will continue to seek qualified partners to license our current Throwdown products in locations where we do not have a geographic presence, similar to our license arrangement with a Brazilian company. In addition, we will also seek to license the Throwdown brand for market segments in which we do not have a presence or expertise, such as headwear, eyewear, footwear, or nutritional products.

Acquiring other fitness related products to leverage our asset base, manufacturing infrastructure, market presence and experienced personnel. We currently have a manufacturing and distribution infrastructure in place and a reputation for providing quality products for the MMA and fitness industries. Accordingly, we will look to acquire additional fitness industry related products, brands and companies to take advantage of our infrastructure, capabilities and global customer base. Many of the competitors in this industry are smaller, private, entrepreneurial-based companies that are undercapitalized, underscaled, or looking for monetization which we believe would facilitate our strategy. The cost of acquiring new fitness related products will range from $100,000 for small products or companies to $600,000 for medium size companies to in excess of $1 million for large size operations. In February 2015, we acquired certain exercise and fitness programs under the Transformations brand name and we will continue to seek out additional opportunities. We expect to fund the purchase of any product via a combination of cash, equity and earn-out consideration. We expect to be able to fund the cash portion of any acquisition from either a drawdown from our PIMCO facility, under our equity purchase agreement with Kodiak Capital, issuance of debt/equity securities or a combination of the foregoing.

Sales

We currently sell our products through a number of channels, including business-to-business, through distributors and licensees, and direct to consumer via the internet and third party catalogues. We are a supplier of MMA related products to all corporate UFC GYMs, and we are continuing to seek penetration of the fitness facility market with the development and launch of our fitness products targeting the exercise and training segment of the fitness industry. We actively ship to over 20 countries through relationships with international distributors. In addition, we have a licensing agreement with a Brazilian company that allows them to produce our products and gives them the exclusive right to sell our products in Brazil. We are also actively seeking to establish relationships with national sporting goods suppliers for the sale of our products.

Manufacturing

Our products are supplied by six manufacturing factories located in four countries – the United States, Pakistan, China, and Taiwan. In addition, we have entered into an exclusive license and distribution agreement with a Brazilian company to manufacture our products and which also gives them exclusive rights to sell our products in Brazil.

The primary raw materials used to manufacture our products are leather, synthetic fabrics, wood and steel tubing as well as other various materials. We buy our raw materials from several independent suppliers. Our third party manufacturers are required to maintain quality control procedures and supervisors inspect our goods and equipment for defects throughout the manufacturing process and finishing stage.

Marketing

Historically, we have marketed our products through a variety of methods, including athlete and event sponsorship, look books, third party catalogues, and magazine advertisements. Recently, we have also relied on establishing a social media presence to generate awareness for our products, such as Facebook, Twitter, Instagram, Pinterest, and YouTube.

We intend to focus our marketing strategies on the following areas:

Consumer: We will seek to deploy consistent brand messaging and campaigns i.e. “That’s How I Throwdown” and “Let’s Throwdown” to build engagement with our consumers using a combination of marketing mediums including but not limited to catalog and digital marketing, social networks, mobile app, rewards programs, print, point-of-sale marketing, public relations, and sponsorship and event participation. We expect to utilize these channels to also distribute content, education in our efforts to build the global awareness, purchase intent, conversion, and ultimately, demand through brand loyalty.

Influencers: We intend to expand our network of influencers, including coaches, trainers, top athletes, and brand ambassadors to generate brand awareness.

Concentration of Accounts

As of June 30, 2015, three customers accounted for 88% of our accounts and royalties receivable, being Crunch Franchise USA ($72,889/43%), and Partner Business ($75,000/45%). As of June 30, 2014, three of customers accounted for 65% of our accounts receivable, being Advantage Fitness Products ($6,188/30%), Gopher Sport ($3,722/18%) and The Compound MMA ($3,549/17%). We have written agreements with all of the 2015 customers. As of June 30, 2015, three vendors accounted for 68% of our accounts payable, being Indeglia & Carney ($51,465/12%), Lynam Industries ($203,394/46%), and Wells Fargo Bank ($46,683/10%). As of June 30, 2014, three vendors accounted for 73% of our accounts payable being Lynam Industries ($50,369/37%), Vista Industrial Products, Inc. ($28,825/22%) and West Engineering and Production ($18,824/14%). We have written agreements with a majority of the 2015 vendors. We expect our customer and vendor concentration to decrease as we expand our business.

Competition

The fitness equipment, product and apparel industry is highly competitive on a worldwide basis. The intense competition and the rapid changes in technology and consumer preferences in the markets for fitness equipment, products and apparel constitute significant risk factors in our operations.

We compete with a significant number of other equipment and apparel suppliers to the fitness industry, many of whom have the following:

●	Significantly greater financial resources than us;

●	More comprehensive product lines;

●	Longer-standing relationships with suppliers, manufacturers, and retailers;

●	Broader distribution capabilities;

●	Stronger brand recognition and loyalty; and

●	The ability to invest substantially more in product advertising and sales.

Our competitors’ greater capabilities in the above areas may enable them to better differentiate their products from ours, gain stronger brand loyalty, withstand periodic downturns in the apparel and fitness equipment and product industries, compete effectively on the basis of price and production, and more quickly develop new products.

Intellectual Property

We utilize trademarks on nearly all of our products and believe having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying our brands and the Company, and in distinguishing our goods from the goods of others. We consider our XFit Brands®, Throwdown®, and Transformations™ trademarks to be among our most valuable intangible assets. Throwdown®, for example is registered in thirty-nine (39) countries. Trademarks registered in the U.S. and outside of the U.S. generally have a duration of ten years depending on the jurisdiction and are generally subject to an indefinite number of renewals for a like period on appropriate application.

We also rely on trade secret protection for our confidential and proprietary information, including more than 25 facets related to design and processes for our equipment. We seek to enter into confidentiality agreements with our employees, partners, and suppliers.

Employees

As of September 18, 2015, we had approximately 10 full-time employees. Management considers its relationship with employees to be excellent. None of our employees are represented by a union. We have never experienced a material interruption of operations due to labor disagreements.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Recent Updates

Exclusive Supply Chain Agreement with Crunch Franchising LLC. In June 2015, we entered into an Exclusive Supply Chain Agreement with Crunch Franchising LLC, a major fitness operator with more than 80 locations worldwide. We will be the exclusive supplier of CTC Fitness Training Centers and related fitness accessories as wells as Crunch® Branded Commercial Grade T-Flex Heavy Bags to Crunch® Gym and its franchisees during the term of this agreement.

Exclusive Manufacturing Agreements. In June 2015, we entered into exclusive manufacturing relationships with two international manufacturers, which exclusivity will remain so long as meet certain purchasing targets. We believe these relationships will enable a reduction in direct costs while also potentially disrupting the supply chain of one of our major competitors.

New Facility. In July 2015, we entered into a Commercial Lease Agreement, which will serve as our executive office, showroom, warehouse and fulfillment center. This lease is approximately 26,000 square feet and expires in October 2018 and will accommodate our expected larger inventory base for new and contemplated gym relationships as well as our planned retail expansion.

Item 1A. RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements in this section describe the most significant risks to our business and should be considered carefully in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to the Consolidated Financial Statements” to this Form 10-K. In addition, the statements in this section and other sections of this Form 10-K include “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and involve uncertainties that could significantly impact results. Forward-looking statements give current expectations or forecasts of future events about the company or our outlook. You can identify forward-looking statements by the fact they do not relate to historical or current facts and by the use of words such as “believe,” “expect,” “estimate,” “anticipate,” “will be,” “should,” “plan,” “project,” “intend,” “could” and similar words or expressions.

Forward-looking statements are based on assumptions and on known risks and uncertainties. Although we believe we have been prudent in our assumptions, any or all of our forward-looking statements may prove to be inaccurate, and we can make no guarantees about our future performance. Should known or unknown risks or uncertainties materialize or underlying assumptions prove inaccurate, actual results could materially differ from past results and/or those anticipated, estimated or projected.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, consult any subsequent disclosures we make in our filings with the SEC on Form 10-Q or Form 8-K.

The following is a cautionary discussion of risks, uncertainties and assumptions that we believe are significant to our business. In addition to the factors discussed elsewhere in this report, the following are some of the important factors that, individually or in the aggregate, we believe could make our actual results differ materially from those described in any forward-looking statements. It is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of risks, uncertainties and assumptions.

Risks Related to Our Business

Expanding our brand into new categories or territories may be difficult and expensive, and if we are unable to successfully expand into these categories or territories as expected, our brand may be adversely affected, and we may not achieve our planned sales growth.

Our growth strategy includes the expansion of our brand into new categories or territories, including the fitness, training, and exercise industry. Products that we or our licensees introduce in these new markets may not be successful with the consumers we target. Our brand may also fall out of favor with our current customer base as we expand our products into new markets. In addition, if we, or our licensees, are unable to anticipate, identify or react appropriately to evolving consumer preferences, our sporting goods equipment sales and license revenues may not grow as fast as we plan or may decline and our brand image may suffer.

Achieving market acceptance for new products will likely require us to exert substantial product development and marketing efforts, which could result in a material increase in selling, general and administrative expenses, both in absolute dollars and as a percentage of revenue. There can be no assurance that we will have the resources necessary to undertake these efforts or that these efforts will sufficiently increase our sporting goods equipment sales and license revenues. Material increases in our selling, general and administrative expenses could adversely impact our results of operations.

Our products face intense competition.

XFIT is a fitness products company and the relative popularity of various sports and fitness activities and changing design trends affect the demand for our products. The fitness industry is highly competitive in the United States and on a worldwide basis. We compete with a significant number of other product, equipment, and apparel suppliers to the fitness industry, many of whom have:

●	significantly greater financial resources than us;

●	more comprehensive product lines;

●	longer-standing relationships with suppliers, manufacturers and retailers;

●	broader distribution capabilities;

●	stronger brand recognition and loyalty than we have, and

●	the ability to invest substantially more on product advertising and sales.

Our competitors’ greater capabilities in the above areas may enable them to better differentiate their products from ours, gain stronger brand loyalty, withstand periodic downturns in the apparel and fitness equipment and product industries, compete more effectively on the basis of price and production, and more quickly develop new products.

Failure to maintain our reputation and brand image could negatively impact our business.

Our brand has international recognition, and our success depends on our ability to maintain and enhance our brand image and reputation. We could be adversely impacted if our brand is tarnished or receives negative publicity. In addition, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine consumer confidence in us, and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

In additon, our success in maintaining, extending, and expanding our brand image depends on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and online dissemination of advertising campaigns. Negative posts or comments about us on social networking websites could seriously damage our reputation and brand image. If we do not maintain, extend, and expand our brand image, then our product sales, financial condition, or results of operations could be materially and adversely affected.

Failure to obtain high quality endorsers of our products could harm our business.

We establish relationships with professional athletes and sports leagues and associations to develop, evaluate, and promote our products, as well as establish product authenticity with consumers. If certain endorsers were to stop using our products, our business could be adversely affected. In addition, actions taken by either the athletes or the sports leagues and associations associated with our products that harm the reputations of those athletes, could also seriously harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition. In addition, poor performance by our endorsers, a failure to continue to correctly identify promising athletes or sports leagues and associations to use and endorse our products, or a failure to enter into cost-effective endorsement arrangements with prominent athletes could adversely affect our brand, sales, and profitability.

Failure of our licensing partners to preserve the value of our licenses could have a material adverse effect on our business.

The risks associated with our own products also apply to our licensed products in addition to any number of possible risks specific to a licensing partner’s business, including, for example, risks associated with a particular licensing partner’s ability to do the following:

●	obtain capital;

●	manage its labor relations;

●	maintain relationships with its suppliers;

●	maintain the quality and marketability of products bearing our trademarks;

●	manage its credit risk effectively;

●	meet its financial obligations to us; and

●	maintain relationships with its customers.

The failure of our licensing partners to successfully operate their businesses or to perform in a manner consistent with our desired business practices could result in a decrease in our revenues generated from sales of our licensed products and the loss of goodwill which could impact our financial results and cause a material adverse effect on our business.

Third parties may claim that we are infringing their intellectual property rights, and these claims may be costly to defend, may require us to pay licensing fees, damages, or other amounts, and may prevent, or otherwise impose limitations on the manufacture, distribution or sale of our products.

From time to time, third parties may claim that we are infringing on their intellectual property rights, and we may be found to infringe those intellectual property rights. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of the intellectual property rights of others that may cover some of our current or planned new products. If we are forced to defend against third party claims, whether or not the claims are resolved in our favor, we could encounter expensive and time consuming litigation which could divert our management and key personnel from business operations. If we are found to be infringing on the intellectual property rights of others, we may be required to pay damages or ongoing royalty payments, or comply with other unfavorable terms. Additionally, if we are found to be infringing on the intellectual property rights of others, we may not be able to obtain license agreements on terms acceptable to us, and this may prevent us from manufacturing, marketing or selling our products. Thus, these third party claims may significantly reduce the sales of our products or increase our cost of goods sold. Any reductions in sales or cost increases could be significant, and could have a material and adverse effect on our business.

Our business is affected by seasonality, which could result in fluctuations in our operating results.

We experience moderate fluctuations in aggregate sales volume during the year. Historically, revenues in the first and fourth calendar quarters have slightly exceeded those in the second and third calendar quarters. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of apparel and equipment. In addition, our customers may cancel orders, change delivery schedules, or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. This seasonality, along with other factors that are beyond our control, including general economic conditions, changes in consumer preferences, weather conditions, availability of import quotas, and currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate. Our operating margins are also sensitive to a number of additional factors that are beyond our control, including manufacturing and transportation costs, shifts in product sales mix, and geographic sales trends, all of which we expect to continue. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

Failure to adequately protect or enforce our intellectual property rights could adversely affect our business.

We utilize trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us, and in distinguishing our goods from the goods of others. We consider our XFit Brands®, Throwdown®, and Transformations™ trademarks to be among our most valuable intangible assets. Throwdown®, for example is registered in thirty-nine (39) countries.

We believe that our trademarks, trade secrets, and other intellectual property rights are important to our brand, our success, and our competitive position. In the future, we may encounter counterfeit reproductions of our products or that otherwise infringe on our intellectual property rights. If we are unsuccessful in challenging a party’s products on the basis of trade secret misappropriation or trademark, or other intellectual property infringement, continued sales of these products could adversely affect our sales and our brand and result in the shift of consumer preference away from our products.

The actions we take to establish and protect trademarks, and other intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights.

We take various actions to prevent confidential information from unauthorized use and/or disclosure. Such actions include contractual measures such as entering into non-disclosure agreements. Our controls and efforts to prevent unauthorized use and/or disclosure of confidential information might not always be effective.

In addition, the laws of certain foreign countries may not protect or allow enforcement of intellectual property rights to the same extent as the laws of the United States. We may face significant expenses and liability in connection with the protection of our intellectual property rights outside the United States, and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition may be adversely affected.

Potential liability exposure in our equipment business may have a material adverse effect on the consumer demand for our products.

Our equipment is exposed to an inherent risk of potential product liability claims as MMA, boxing, and fitness training are high-risk activities that involves physical contact. A judgment against us due to an alleged failure or defects of our equipment could lead to substantial damage awards. We currently maintain product liability and excess liability umbrella insurance with maximum coverage of one million dollars ($1,000,000) and one million dollars ($1,000,000), respectively, for each occurrence. If a successful claim is brought against us in excess of, or outside of, our insurance coverage, it could have a material adverse effect on our business, results of operations, or financial condition. Although we invest resources in research and development and every attempt is made to ensure the safety of our products, claims against us may arise and, regardless of their merit or eventual outcome, these claims may have a material adverse effect on the consumer demand for our products.

We are subject to data security and privacy risks that could negatively affect our results, operations or reputation.

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Any breach of our network may result in the loss of valuable business data, misappropriation of our consumers’ or employees’ personal information, or a disruption of our business, which could give rise to unwanted media attention, materially damage our customer relationships and reputation, and result in lost sales, fines, or lawsuits.

Failure of our contractors or our licensees’ contractors to comply with local laws, and other standards could harm our business.

We work with third party contractors to manufacture our products, and we also have license agreements that permit unaffiliated parties to manufacture or contract for the manufacture of products using our intellectual property. From time to time, the contractors that manufacture our products and our licensees that make products using our intellectual property may not comply with applicable environmental, health, or safety standards for the benefit of workers, or other applicable local laws, or our licensees may fail to enforce such standards or applicable local law on their contractors. Significant or continuing noncompliance with such standards and laws by one or more contractors could harm our reputation or result in a product recall and, as a result, could have an adverse effect on our sales and financial condition.

We rely on third party contract manufacturers.

Our equipment and apparel are supplied by approximately six (6) factories located in four (4) countries. We do not own or operate any of our own manufacturing facilities and depend upon independent contract manufacturers to manufacture all of the products we sell. Our ability to meet our customers’ needs depends on our ability to maintain a steady supply of products from our independent contract manufacturers. If one or more of our suppliers were to close or sever their relationship with us or significantly alter the terms of our relationship, we may not be able to obtain replacement products in a timely manner, which could have a material adverse effect on our sales, financial condition, or results of operations. Additionally, if any of our contract manufacturers fail to make timely shipments, do not meet our quality standards, or otherwise fail to deliver us product in accordance with our plans, there could be a material adverse effect on our results of operations.

We depend on key personnel, the loss of whom would harm our business.

Our future success will depend in part on the continued service of key executive officers and personnel. We do not currently have employment agreements with any of our executive officers. The loss of the services of any key individual could harm our business. Our future success also depends on our ability to recruit, retain, and motivate our personnel sufficiently, both to maintain our current business and to execute our strategic initiatives. Competition for employees in our industry is intense and we may not be successful in attracting and retaining such personnel.

We may incur significant costs to be a public company to ensure compliance with U.S corporate governance and accounting requirements and we may not be able to absorb such costs.

We may incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect these costs to approximate at least $100,000 per year, consisting of at least $55,000 in legal, $40,000 in audit, and $5,000 for financial printing and transfer agent fees. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We may not be able to cover these costs from our operations and may need to raise or borrow additional funds. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following June 30.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We expect our quarterly results to fluctuate, which may adversely affect our stock price.

We expect that our quarterly results will fluctuate significantly. We believe that period-to-period comparisons of our operating results are not meaningful. Additionally, if our operating results in one or more quarters do not meet securities analysts’ or your expectations, the price of our common stock could decrease.

Failure to raise additional capital to fund future operations could harm our business and results of operations.

As of June 30, 2015, we had a cash balance of $51,016, a working capital deficit of $192,757 and an accumulated deficit of $6,010,491. In addition, for the year ended June 30, 2015, we have incurred losses from operations of $1,226,576 and a net loss of $1,593,795. We also have the right, subject to certain terms and conditions, to increase the amount of our delayed draw note issued to a fund managed by Pacific Investment Management Company (the “PIMCO Fund”) by $500,000 to a total of $2,500,000. We believe that we are able to fund our immediate operations, working capital requirements, and debt service requirements with existing working capital, cash flows generated from operations, and additional borrowings under our delayed draw note. However, we will likely require additional financing in order to fully implement our business plans and strategy, including any product acquisition or expansion plans. In the event that our cash flows from operations are insufficient to fund our operations, working capital requirements, and debt service requirements, we would need to raise additional capital, either by borrowing more money, if possible, or by selling our securities or seeking out joint venture opportunities. Any additional borrowing or significant capital expenditures may require the written consent of the PIMCO Fund. We may not be successful in raising additional financing as and when we need it. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms, our operating results and prospects could be adversely affected.

If our costs and expenses are greater than anticipated and we are unable to raise additional working capital, we may be unable to fully fund our operations and to otherwise execute our business plan.

Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. To the extent it becomes necessary for us to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. Other than our delayed draw note with the PIMCO Fund and our Equity Purchase Agreement with Kodiak Capital Group, we currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

If we require additional capital and even if we are able to raise additional financing, we might not be able to obtain it on terms that are not unduly expensive or burdensome to the company or disadvantageous to our existing shareholders.

If we require additional capital and even if we are able to raise additional cash or working capital through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or the satisfaction of indebtedness without any cash outlay through the private issuance of debt or equity securities, the terms of such transactions may be unduly expensive or burdensome to us or disadvantageous to our existing shareholders. For example, we may be forced to sell or issue our securities at significant discounts to market, or pursuant to onerous terms and conditions, including the issuance of preferred stock with disadvantageous dividend, voting or veto, board membership, conversion, redemption or liquidation provisions; the issuance of convertible debt with disadvantageous interest rates and conversion features; the issuance of warrants with cashless exercise features; the issuance of securities with anti-dilution provisions; and the grant of registration rights with significant penalties for the failure to quickly register. If we raise debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations.

If we were unable to satisfy our obligations under our delayed draw note, our business would be adversely affected.

We have issued a senior secured promissory note in the amount of $2,000,000, which is secured by all of our assets and we have the right, subject to certain terms and conditions, to increase the amount by $500,000, to a total of $2,500,000. This promissory note is due on June 12, 2017. If we were unable to pay this debt at maturity or if we otherwise default on our obligations thereunder, the PIMCO Fund could exercise its rights and remedies under the promissory note and related note purchase agreement and security agreement, which could include foreclosing on all of our assets. Any such action would have a material adverse effect on our business and prospects.

We are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting.

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. As a result of developing, improving and expanding our core information technology systems as well as implementing new systems to support our sales, engineering, supply chain and manufacturing activities, all of which require significant management time and support, we may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

Risks Related to Our Common Stock

You may not be able to liquidate your investment since there is no assurance that a public market will develop for our common stock.

There is no established public trading market for our securities. Although our common stock was recently cleared by FINRA for quotation on the OTC Link (OTC Pink) under the symbol “XFTB” and is DTC eligible, there has not been any public trading of our common stock and there can be no assurance that a regular trading market will develop or if developed will be sustained. In the absence of a trading market, an investor may be unable to liquidate its investment, which will result in the loss of your investment.

Kodiak Capital Group, LLC will pay less than the then-prevailing market price of our common stock under our equity purchase agreement with them which could cause the price of our common stock to decline.

Our common stock to be issued under the Kodiak Equity Purchase Agreement will be purchased at a twenty-five percent (25%) discount or 75% of the lowest closing bid price for our common stock during the five trading days immediately following our notice to Kodiak Capital Group, LLC of our election to exercise our “put” right. The Equity Purchase Agreement provides us with a financing whereby we can issue and sell to Kodiak, from time to time, shares of our common stock up to an aggregate purchase price of $5.0 million during the period beginning on the trading day immediately following the effectiveness of the registration statement under which the shares to be issued to Kodiak are registered and ending December 31, 2016. We are required to register the shares to be issued to Kodiak before a put notice can be issued.

Kodiak Capital Group, LLC has a financial incentive to sell our shares immediately upon receiving the shares to realize the profit between the discounted price and the market price. If Kodiak Capital Group, LLC sells our shares, the price of our common stock may decrease. If our stock price decreases, Kodiak may have a further incentive to sell such shares. Accordingly, the discounted sales price in the Equity Purchase Agreements may cause the price of our common stock to decline.

Existing stockholders may experience significant dilution from the sale of our common stock pursuant to the Kodiak Capital equity purchase agreement.

The sale of our common stock to Kodiak Capital Group, LLC in accordance with the Equity Purchase Agreement may have a dilutive impact on our shareholders. As a result, our net income per share could decrease in future periods and the market price of our common stock could decline. In addition, the lower our stock price is at the time we exercise our put rights, the more shares of our common stock we will have to issue to Kodiak Capital Group, LLC in order to drawdown on the facility. If our stock price decreases, then our existing shareholders would experience greater dilution for any given dollar amount raised through the Kodiak Equity Purchase Agreement.

The perceived risk of dilution may cause our stockholders to sell their shares, which may cause a decline in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

We have not voluntarily implemented various corporate governance measures, in the absence of which stockholders may have more limited protections against interested director transactions, conflicts of interests and similar matters.

We have not yet adopted any corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have a sufficient number of independent directors. In the future, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Trading in our common stock is limited and the price of our common stock may be subject to substantial volatility.

Our common stock is traded on the OTC Marketplace, and therefore the trading volume is more limited and sporadic than if our common stock were traded on a national stock exchange such as The Nasdaq Stock Market or the NYSE Amex. Additionally, the price of our common stock may be volatile as a result of a number of factors, including, but not limited to, the following:

●	quarterly variations in our operating results;

●	large purchases or sales of our common stock;

●	actual or anticipated announcements of new products or services by us or competitors;

●	general conditions in the markets in which we compete; and

●	economic and financial conditions.

Outstanding shares that are eligible for future sale could adversely impact a public trading market for our common stock, if a public market develops.

Approximately 55% of the shares of our common stock (2,250,254 shares) are subject to Rule 144 as control securities. The amount of shares which are available for sale in the public market, should such a market be developed, could result in a depression of our stock price until such time, if ever, that an active and liquid market for our common stock is developed. The amount of restricted shares which are available for sale in the public market, should such a market be developed, with or without the liquidation of those shares, could result in a depression of our stock price until such time, if ever, that an active and liquid market for our common stock is developed and the restricted shares are liquidated by their owners.

You may face significant restrictions on the resale of your shares due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. We have not yet applied to have our securities registered in any state. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Markets which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies quoted on the OTC Markets (QB Marketplace Tier), such as we are seeking to become, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC.QB. If we fail to remain current on our reporting requirements, we could be removed from the OTC.QB. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-quoted on the OTC.QB, which may have an adverse material effect on our Company.

The application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the following:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must do the following:

●	obtain financial information and investment experience objectives of the person; and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our securities and cause a decline in the market value of our securities.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We do not intend to pay dividends.

We have not paid any cash dividends to date and do not expect to pay dividends for the foreseeable future on our common stock.

Our common stock price is likely to be highly volatile, which may subject us to securities litigation thereby diverting our resources which may affect our profitability and results of operation.

The market price for our common stock is likely to be highly volatile as the stock market in general. The following factors will add to our common stock price’s volatility:

●	actual or anticipated variations in our quarterly operating results;

●	announcements by us of acquisitions;

●	additions or departures of our key personnel; and

●	sales of our common stock.

Many of these factors are beyond our control. These factors may decrease the market price of our common stock, regardless of our operating performance. In the past, plaintiffs have initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Our officers and directors collectively own a substantial portion of our outstanding common stock, and as long as they do, they may be able to control the outcome of stockholder voting.

Our officers and directors are collectively the beneficial owners of approximately 55% of the outstanding shares of our common stock as of the date of this Annual Report. Accordingly, these stockholders, individually and as a group, may be able to control us and direct our affairs and business, including any determination with respect to a change in control, future issuances of common stock or other securities, declaration of dividends on the common stock and the election of directors.

Our officers and directors control a majority of our outstanding stock, which could result in a conflict of interest.

Our officers and directors are collectively the beneficial owners of approximately 55% of the outstanding shares of our common stock as of the date of this Annual Report. Accordingly, these stockholders, individually and as a group, may be able to control us and direct our affairs and business, including any determination with respect to a change in control, future issuances of common stock or other securities, declaration of dividends on the common stock and the election of directors.

This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. Our board members owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even controlling stockholders, our officers and directors are entitled to vote their shares, in their own interests, which may not always be in the interests of our stockholders generally, which is therefore a potential conflict of interest.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation authorizes the Board of Directors to issue up to 250,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment.

By issuing preferred stock, we may be able to delay, defer, or prevent a change of control.

Our Articles of Incorporation permits us to issue, without approval from our stockholders, a total of 10,000,000 shares of preferred stock. Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series. It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

Securities analysts may not cover our common stock and this may have a negative impact on our common stock’s market price.

The trading market for our common stock may depend on the research and reports that securities analysts publish about us or our business. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our common stock’s market price, if any. If we are covered by securities analysts, and our stock is downgraded, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regularly reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our executive office is currently located at 18 Goodyear, Suite 125, Irvine, CA 92618 at a rate of $4,865 per month under a lease expiring on November 30, 2015, Our showroom, warehouse and fulfillment center are located at this address. In October 2015, we relocating our executive offices to 25731 Commercentre Drive, Lake Forest, CA 92630 under a 38 month lease ending October 31, 2018 at a rate of approximately $16,504 per month. Our showroom, warehouse, and fulfillment center will also located at this address. Our telephone is (949) 916-9680.

Item 3. LEGAL PROCEEDINGS

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. We are party to claims and litigation that arise in the normal course of business. To our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or any of our Companies or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. MINE SAFETY DISCLOSURES

None.

PART II

Item 5. MARKET FOR COMMON EQUITY

On September 3, 2015, FINRA assigned our common stock the trading symbol “XFTB.” Our stock is quoted on the OTC Markets (OTC Pink). We have submitted an application to upgrade to the OTC.QB tier on the OTC Link marketplace, which we expect to occur within the next 30 days. There has not been any public trading of our common stock since it was assigned a symbol on September 3, 2015.

As of September 18, 2015, there were 4,088,500 shares of common stock outstanding, which were held by approximately 38 record stockholders. In addition, we have issued a warrant that allows PIMCO to purchase an amount of shares of our common stock equal to ten percent of all shares of our common stock then outstanding, at an exercise price of $1,500,000 for the full ten percent of our common stock ($150,000 for each one-percent of our common stock purchased). The warrant may be exercised in whole or in part and expires on June 12, 2024. Based on the current shares outstanding, PIMCO would be entitled to receive 454,278 shares upon full exercise of the warrant on the date hereof.

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of June 30, 2015:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	—	N/A	600,000
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	600,000

(1)	On October 21, 2014, our Board of Directors and our sole stockholder adopted our 2014 Stock Incentive Plan. The purpose of our 2014 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 600,000 shares, subject to adjustment. Our Board of Directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable and proper. Any decision made, or action taken, by our Board of Directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive. The Board of Directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the Company, and such other persons as the Board of Directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our Board of Directors or compensation committee to non-employee directors of the Company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the Company. In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the Company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the plan. Our Board of Directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our Board of Directors may deem appropriate and in our best interest. As of June 30, 2015, we have not issued any shares under the plan or granted any options to purchase shares under the plan.

Stock Option Grants

As of June 30, 2015, we have not granted any stock options.

Transfer Agent and Registrar

The transfer agent for our common stock is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598, telephone: (212) 828-8436.

Dividend Policy

We have not paid cash dividends on our common stock since our inception and we do not contemplate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On May 15, 2015, we issued 2,500 shares of our common stock to an employee in consideration of services rendered. The shares were valued at $5.00 per share. We did not receive any proceeds from this issuance The issuance of these shares was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption afforded by Rule 4(a)(2) of the Securities Act.

On June 12, 2015, we issued 20,000 shares of our common stock to a manufacturer in consideration of a $100,000 manufacturing credit in order to manufacture certain martial arts and functional fitness for us in the future. We did not receive any proceeds from this issuance. The issuance of these shares was exempt from registration under the Securities Act pursuant to the exemption afforded by Regulation S of the Securities Act.

On June 26, 2015, we issued 40,000 shares of our common stock to a manufacturer in consideration of a $200,000 manufacturing credit in order to manufacture certain martial arts and functional fitness for us in the future. We did not receive any proceeds from this issuance. The issuance of these shares was exempt from registration under the Securities Act pursuant to the exemption afforded by Regulation S of the Securities Act.

On July 1, 2015, we issued 15,000 shares of our common stock to an employee in consideration of services rendered. The shares were valued at $5.00 per share. We did not receive any proceeds from this issuance The issuance of these shares was exempt from registration under the Securities Act pursuant to the exemption afforded by Rule 4(a)(2) of the Securities Act.

Item 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The following information should be read in conjunction with XFit Brands, Inc. and its subsidiaries (“we”, “us”, “our”, or the “Company”) condensed consolidated unaudited financial statements and the notes thereto contained elsewhere in this report. Information in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K that does not consist of historical facts, are “forward-looking statements.” Statements accompanied or qualified by, or containing words such as “may,” “will,” “should,” “believes,” “expects,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume,” and “assume” constitute forward-looking statements, and as such, are not a guarantee of future performance.

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

Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not transpire. Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described elsewhere in this report.

The Company disclaims any obligation to update the forward-looking statements in this report.

Overview

XFit Brands, Inc. was incorporated in September 2014 under the laws of the State of Nevada. As used herein, the terms “we,” “us,” “XFIT,” and the “Company” refer to XFit Brands, Inc. and its predecessors, subsidiaries, and affiliates, collectively, unless the context indicates otherwise. Our fiscal year end is June 30. Our principal office address is 18 Goodyear, Suite 125, Irvine, CA 92618. In October 2015, we are relocating our executive office to 25731 Commercentre Drive, Lake Forest, CA 92630. Our telephone number is (949) 916-9680. As of September 18, 2015, we had 10 employees.

Our principal business activity is the design, development, and worldwide marketing and selling of functional equipment, training gear, apparel, and accessories for the impact sports market and fitness industry. Our products are marketed and sold under our Throwdown®, XFit Brands®, and Transformations™ brand names to gyms, fitness facilities, and directly to consumers via our internet website and through third party catalogues (which we refer to as our “Direct to Consumer” or “DTC” operations) through a mix of independent distributors and licensees throughout the world. All of our products are manufactured by independent contractors. Our equipment and apparel products are produced both in the United States and abroad.

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

Results of Operations

For the next twelve months, our current operating plan is focused on the development and sale of training and competition cages training and protective gear for the Mixed Martial Arts (“MMA”), fitness, training, and exercise industry.

Our long term growth strategy includes expanding our presence in the fitness, training, and exercise community; leveraging our MMA core credibility and heritage; developing strategic alliances; and acquiring other companies in the fitness, training, and exercise industry to leverage our asset base, manufacturing infrastructure, market presence, and experienced personnel.

As is discussed further in the Liquidity and Capital Resources section below, we have limited funds to support our operations. Our continuation as a going concern subsequent to the year ended June 30, 2015 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. Based on our current business plan, we currently estimate we will need up to an additional $821,000 of financing to execute our business plan over the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern.

Year ended June 30, 2015 Compared to the Year Ended June 30, 2014

Our revenue, operating expenses, and net income (loss) from operations for the year ended June 30, 2015 as compared to the year ended June 30, 2014 are set forth below. The results of operations for the year ended June 30, 2014 represent the consolidated results of operations of Throwdown Industries Holdings, LLC, our predecessor Company and wholly-owned subsidiary.

	Year Ended June 30:			% Change Increase
	2015	2014	Change	(Decrease)
REVENUES
Product sales	$1,833,800	$1,397,645	$436,155	31.2%
Royalties	205,439	140,894	64,545	45.8%
Net revenues	2,039,239	1,538,539	500,700	32.5%
COST OF REVENUES	1,418,495	804,940	613,555	76.2%
Gross profit	620,744	733,599	(112,855)	(15.4)%
OPERATING EXPENSES:
General and administrative	1,524,270	496,025	1,028,245	207.3%
Sales and marketing	323,050	182,812	140,238	76.7%
Total operating expenses	1,847,320	678,837	1,168,483	172.1%
(Loss) income from operations	(1,226,576)	54,762	(1,281,338)	(2,339.8)%
Interest expense	(381,981)	(40,321)	(341,660)	(847.4)%
Gain on settlement of payroll tax debt	—	98,336	(98,336)	(100.0)%
Other income	14,762	—	14,762	100.0%
Licensing fees	—	114,190	(114,190)	(100.0)%
Loss on marketable securities	—	(114,190)	114,190	100.0%
Loss on write-off of leasehold improvements	—	(3,569)	3,569	100.0%
Net (loss) income	$(1,593,795)	$109,208	$(1,703,003)	(1,559.4)%

Revenues. Revenues consist of product sales and royalties. Total revenues for the year ended June 30, 2015 were $2,039,239, an increase of $500,700, or 32.5%, from $1,538,539 of total revenues for the year ended June 30, 2014. Product sales increased $436,155, or 31.2%, to $1,833,800 for the year ended June 30, 2015 from $1,397,645 for the year ended June 30, 2014. Royalties increased $64,545, or 45.8%, to $205,439 for the year ended June 30, 2015 from $140,894 for the year ended June 30, 2014. The increase in product sales is attributable to increased selling efforts and momentum during the year ended June 30, 2015. The increase in royalties is attributable to royalties realized from international licensees during the year period June 30, 2015.

Cost of Revenues. Total cost of revenues for the year ended June 30, 2015 were $1,418,495, an increase of $613,555, or 76.2%, from $804,940 for the year ended June 30, 2014. Cost of product sales during the year ended June 30, 2015 were 77.4% of total product sales as compared to 57.6% during the year ended June 30, 2014. The increase in cost of revenues is attributable to the 31.2% increase in sales and the effect of higher product costs during the year ended June 30, 2015.

Gross Profit. Gross profit decreased $112,855 to $620,744 for the year ended June 30, 2015, from a gross profit of $733,599 for the year ended June 30, 2014. The decrease in gross profit reflects the increase in sales and increase in royalties during the year ended June 30, 2015. However the gross profit from increased sales was offset by the increase in cost of product sales that was 77.4% of total product sales during the year ended June 30, 2015 as compared to 57.6% during the year ended June 30, 2014.

General and Administrative Expenses. General and administrative expenses increased by $1,028,245 or 207.3%, to $1,524,270 for the year ended June 30, 2015 from $496,025 for the year ended June 30, 2014. General & administrative expenses for the year ended June 30, 2015 are comprised of salaries and wages of $370,007, professional fees of $194,359, office expenses of $4,988, insurance of $53,512, rent of $59,747, SEC registration expenses, (including accounting, legal, audit and filing fees) of $435,855, travel of $59,076, capital commitment fee of $197,314, and other of $149,412. General & administrative expenses for the year ended June 30, 2014 are comprised of salaries and wages of $178,676, professional fees of $113,634, office expenses of $14,533, insurance of $44,300, rent of $57,087, travel of $42,435, and $45,360 of other general and administrative expenses. The increase in general and administrative expenses during the year ended June 30, 2015 is comprised of an increase in salaries and wages of $191,331, increase in professional fees of $80,725, a decrease in office expenses of $9,545, an increase in SEC registration expenses of $435,855, an increase of $9,212 in insurance expense, an increase of $2,660 of rent expense, an increase of $16,641 of travel expenses, an increase of $197,314 in capital commitment fee, and a net $104,052 increase in other general and administrative expenses. The overall increase in general and administrative expenses is attributable to increased expenses for professional fees relating to the audit, accounting, legal fees, and capital commitment fees associated with the initial public offering of our securities.

Sales and Marketing Expense. Sales and marketing expense increased $140,238 or 76.7%, to $323,050 for the year ended June 30, 2015 from $182,812 for the year ended June 30, 2014. This increase in sales and marketing expenses is attributable to hiring of additional sales personnel to grow our sales. The increased sales and marketing expenses enabled us to grow our sales by 31.2% during the year ended June 30, 2015.

Interest Expense. Interest expense increased by $341,660 to $381,981 for the year ended June 30, 2015 from $40,321 for the year ended June 30, 2014. The increase is largely due to the increased interest expense on the $2,000,000 balance on the delayed draw note with the PIMCO Fund during the year ended June 30, 2015. We did not fund this delayed draw note until June 12, 2014, which explains the lower interest expense during the year ended June 30, 2014.

Gain on settlement of tax debts. During the years ended June 30, 2015 and 2014, we realized none and $98,336, respectively of gain on settlement of past federal payroll tax liabilities and penalties.

Other income: During the year ended June 30, 2015 and 2014, we realized $14,762 and none, respectively, of other income.

Income from licensing fees. During the year ended June 30, 2014, we realized $114,190 of income from licensing fees. The fees were paid in the form of common stock of a small public company based on the value of the shares at the time of payment.

Loss on value of marketable securities. During the year ended June 30, 2014, we incurred a $114,190 unrealized loss on the value of marketable securities that we hold in a small public company. We did not have a comparable loss during the year ended June 30, 2015.

Loss on write off of leasehold improvements. During the year ended June 30, 2014, we realized a $3,569 loss on the write off of leasehold improvements while during the year ended June 30, 2015 we realized no comparable loss.

Net Loss. Net loss increased by $1,703,003 or 1,559.4% to a net loss of $1,593,795 for the year ended June 30, 2015 from a net income of $109,208 for the year ended June 30, 2014. This increase in our net loss is attributable to the increased revenues and offset by our increased expenses, as explained herein.

Liquidity and Capital Resources

As presented in the consolidated financial statements, we incurred a net loss of $1,593,795 during the year ended June 30, 2015, and losses are expected to continue in the near term. The accumulated deficit since inception is $6,010,491 at June 30, 2015. We have been funding our operations through private loans and the sale of equity interests in private placement transactions. See our discussion of our Credit Facility with PIMCO and our Equity Purchase Agreement with Kodiak Capital below. Our cash resources are insufficient to meet our planned business objectives without additional financing, but we have commitments in place that we believe will be able to provide for our needs through the end of the next fiscal year. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to further develop our product lines and licensing relationships to expand product sales and royalty revenues before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At June 30, 2015, we had $51,016 of cash on hand. We anticipate that our existing cash and cash equivalents, together with our cash from operating activities will not be sufficient to fund operations and expected growth through at least the next twelve months. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of June 30, 2015 as compared to June 30, 2014, were as follows:

	June 30, 2015	June 30, 2014
Cash	$51,016	$360,323
Total current assets	$721,703	$737,327
Total assets	$843,739	$742,670
Total current liabilities	$914,460	$339,480
Total liabilities	$2,534,749	$1,339,699

At June 30, 2015, we had a working capital deficit of $192,757 compared to working capital of $397,847 at June 30, 2014. Current liabilities increased to $914,460 at June 30, 2015 from $339,480 at June 30, 2014, primarily as a result of increases in accounts payable, accrued expenses, interest, and customer deposits.

Our operating activities used net cash of $677,292 for the year ended June 30, 2015 compared to net cash used in operations of $557,393 for the year ended June 30, 2014. The net cash used in operations for the year ended June 30, 2015, reflects a net loss of $1,593,795, decreased by $417,861 in non-cash charges and by $574,980 net increase in the working capital accounts. The net cash used in operations for the year ended June 30, 2014 reflects a net income of $109,208, increased by $6,311 in non-cash charges and by $572,912 net decrease in the working capital accounts.

Our net cash used in investing activities were $65,735 and $357 for the year ended June 30, 2015 and 2014, respectively. Our cash used in investing activities for the year ended June 30, 2015, included $53,839 in purchases of equipment and $11,896 of intangible asset acquisition costs. Our cash used in investing activities for the year ended June 30, 2014, included $357 purchases of equipment.

Our net cash provided by financing activities for the year ended June 30, 2015 was $433,720 resulting primarily from $500,000 in proceeds from the PIMCO delayed draw note facility, which amount was offset by $40,311 of payment of related party payable and $25,969 of debt issuance costs. Our net cash provided by financing activities for the year ended June 30, 2014 was $876,337 resulting primarily from $1,500,000 in proceeds from the PIMCO delayed draw note facility, $100,000 proceeds from a related party note payable, which amounts were offset by $500,000 of principal payments of a related party note payable, and $123,663 of debt issuance costs.

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

On February 6, 2015, we drew an additional $500,000 of funds under our Delayed Draw Note facility with PIMCO. Following the February 6, 2015 draw, the principal balance payable due PIMCO was $2,000,000. Concurrent with this draw, we issued a new Senior Secured Fixed Rate delayed draw note in the principal amount of $2,000,000, which note replaced the previously issued note to PIMCO. We have an additional $500,000 available to draw on this loan facility.

Equity Purchase Agreement with Kodiak Capital LLC

On December 17, 2014, we entered into an Equity Purchase Agreement (“Equity Purchase Agreement”) with Kodiak Capital LLC. The Equity Purchase Agreement provides us with a financing (the “Financing” ) whereby the registrant can issue and sell to Kodiak, from time to time, shares of our common stock (the “Put Shares” ) up to an aggregate purchase price of $5.0 million (the “Maximum Commitment Amount”) during the Commitment Period (as defined below). Under the terms of the Equity Purchase Agreement, we have the right to deliver from time to time a Put Notice to Kodiak stating the dollar amount of Put Shares (up to $500,000 under any individual Put Notice) that we intend to sell to Kodiak with the price per share based on the following formula: seventy-five percent (75%) of the lowest closing bid price of our common stock during the period beginning on the date of the Put Notice and ending five (5) days thereafter. Under the Equity Purchase Agreement, we may not deliver the Put Notice until after the resale of the Put Shares has been registered pursuant to a registration statement filed with the Securities and Exchange Commission. Additionally, provided that the Equity Purchase Agreement does not terminate earlier, during the period beginning on the trading day immediately following the effectiveness of the registration statement and ending December 31, 2016, we may deliver the Put Notice or Notices (up to the Maximum Commitment Amount) to Kodiak (the “Commitment Period”). In addition, in no event shall Kodiak be entitled to purchase that number of Put Shares which when added to the sum of the number of shares of common stock already beneficially owned by Kodiak would exceed 9.99% of the number of shares of common stock outstanding on the applicable closing date.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. FINANCIAL STATEMENTS – XFIT BRANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

XFit Brands, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of XFit Brands, Inc. and its subsidiaries (the “Company”), as of June 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of XFit Brands, Inc. and its subsidiaries as of June 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Accell Audit and Compliance, P.A.

September 28, 2015

XFit Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,
	2015	2014
ASSETS
Current Assets
Cash	$51,016	$360,323
Accounts receivable	92,823	20,900
Royalties receivable	75,000	55,633
Related party receivable	-	100,000
Prepaid expenses	333,572	-
Inventory	169,292	200,471
Total Current Assets	721,703	737,327
Property and equipment, net	42,292	830
Other assets
Deposits	27,480	4,513
Intangible assets, net	52,264	-
TOTAL ASSETS	$843,739	$742,670

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$446,063	$131,144
Related party payable	95,620	135,932
Accrued expenses	214,310	31,155
Customer deposits	158,467	41,249
Total Current Liabilities	914,460	339,480
Note payable, net	1,620,289	1,000,219
Total Liabilities	2,534,749	1,339,699

Commitments and contingencies (Note 8)	-	-

Stockholders’ Deficit
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and 2014	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized, 4,073,500 and 4,000,000 shares issued and outstanding as of June 30, 2015 and 2014, respectively	407	400
Additional paid in capital	4,319,074	3,819,267
Accumulated deficit	(6,010,491)	(4,416,696)
Total Stockholders’ Deficit	(1,691,010)	(597,029)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$843,739	$742,670

See accompanying notes to the consolidated financial statements.

XFit Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended June 30,
	2015	2014
Revenues
Product sales	$1,833,800	$1,397,645
Royalties	205,439	140,894
Total revenues	2,039,239	1,538,539
Cost of revenues	1,418,495	804,940
Gross profit	620,744	733,599
Operating expenses
General and administrative	1,524,270	496,025
Sales and marketing	323,050	182,812
Total operating expenses	1,847,320	678,837
(Loss) income from operations	(1,226,576)	54,762
Other income (expense)
Interest expense	(381,981)	(40,321)
Gain on settlement of payroll tax debt	-	98,336
Loss on write-off of property and equipment	-	(3,569)
Other income	14,762	-
Income from licensing fees	-	114,190
Loss on marketable securities	-	(114,190)
Net (loss) income	$(1,593,795)	$109,208
(Loss) income per common share – basic and diluted	$(0.3979)	$0.0273
Weighted average shares outstanding – basic and diluted	4,005,477	4,000,000

See accompanying notes to the consolidated financial statements.

XFit Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended June 30, 2015 and 2014

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	In Capital	Deficit	Deficit
Balance, June 30, 2013	4,000,000	$400	$3,441,787	$(4,525,904)	$(1,083,717)
Issuance of warrants	-	-	377,480	-	377,480
Net income	-	-	-	109,208	109,208

Balance, June 30, 2014	4,000,000	400	3,819,267	(4,416,696)	(597,029)

Distribution	-	-	(100,000)	-	(100,000)
Shares issued for services	2,500	-	244,814	-	244,814
Shares issued for Asset Purchase	11,000	1	54,999	-	55,000
Shares issued for vendor credits	60,000	6	299,994	-	300,000

Net loss	-	-	-	(1,593,795)	(1,593,795)

Balance, June 30, 2015	4,073,500	$407	$4,319,074	$(6,010,491)	$(1,691,010)

See accompanying notes to the consolidated financial statements.

XFit Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(1,593,795)	$109,208
Adjustments to reconcile net (loss) income to net cash from operations:
Depreciation and amortization	27,009	1,380
Loss on write-off of property and equipment	-	3,569
Amortization of debt issuance costs and loan discount	146,038	1,362
Shares issued for services	244,814	-
Changes in operating assets and liabilities:
Accounts receivable	(71,923)	80,759
Royalties receivable	(19,367)	(55,633)
Prepaid expenses	(33,572)	-
Inventory	31,179	(176,853)
Deposits	(22,967)	602
Accounts payable	314,919	(34,090)
Accrued expenses	5,000	(37,501)
Payroll taxes payable	178,155	(343,700)
Customer deposits	117,218	(106,496)
Net cash from operating activities	(677,292)	(557,393)
Cash flows from investing activities:
Purchases of property and equipment	(53,839)	(357)
Acquisition of intangible asset	(11,896)	-
Net cash from investing activities	(65,735)	(357)
Cash flows from financing activities:
Related party payable	(40,311)	-
Related party receivable	-	(100,000)
Proceeds from note payable	500,000	1,500,000
Proceeds from note payable – related party	-	100,000
Payments on note payable – related party	-	(500,000)
Debt issuance costs	(25,969)	(123,663)
Net cash from financing activities	433,720	876,337
Net change in cash	(309,307)	318,587

Cash, beginning of year	360,323	41,736
Cash, end of year	$51,016	$360,323

(Continued)

XFit Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended June 30,
	2015	2014
Supplemental cash flow information:
Cash paid for interest	$145,345	$28,677
Non-cash investing and financing activities:
Distribution	$100,000	$-
Issuance of common shares for Asset Purchase	55,000	-
Issuance of common shares for vendor credits	300,000	-
Value of marketable securities received as license fees	-	114,190
Loss on value of marketable securities	-	(114,190)
Issuance of warrants	-	377,480

See accompanying notes to the consolidated financial statements.

XFit Brands, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2015 and 2014

NOTE 1 – NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

XFit Brands, Inc. (“XFit” or the “Company”) was incorporated on September 16, 2014 under the laws of the State of Nevada. The fiscal year of the Company is June 30. XFit’s principal business activity is the design, development, and worldwide marketing and selling of functional equipment, training gear, apparel and accessories for the impact sports market and fitness industry. Products are marketed and sold under the “Throwdown®” brand name to gyms, fitness facilities and directly to consumers via an internet website and through third party catalogues through a mix of independent distributors and licensees throughout the world.

These financial statements represent the consolidated financial statements of XFit and its wholly owned operating subsidiaries Throwdown Industries Holdings, LLC (“Holdings”), Throwdown Industries, LLC (“TDLLC”), and Throwdown Industries, Inc. (“TDINC”). On September 26, 2014, XFit entered into a Contribution and Exchange Agreement with TD Legacy, LLC (“TD Legacy”) and Holdings under which TD Legacy contributed all of its membership interest in Holdings to XFit in exchange for the issuance by XFit of 4,000,000 shares of common stock to TD Legacy. The result of this transaction was that Holdings became a wholly owned subsidiary of XFit. The financial statements have been restated to reflect this conversion.

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Basis of Consolidation

The consolidated financial include the accounts of XFit, Holdings, TDLLC and TDINC. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company also consolidates any variable interest entities (“VIEs”), of which it is the primary beneficiary, as defined within Accounting Standards Codification (“ASC”) 810. The Company does not have any VIEs that are required to be consolidated as of June 30, 2015 or 2014.

Use of Estimates

Consolidated financial statements prepared in accordance with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management has estimated the collectability of its accounts receivable, the valuation of long-lived assets, and equity instruments issued for financing. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk include cash, accounts receivable, royalties receivable, revenue, and vendor concentrations. At times, the Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management monitors the credit rating and concentration of risk with these financial institutions on a continuing basis to mitigate risk.

The Company controls credit risk related to accounts receivable and royalties receivable through credit approvals, credit limits and monitoring procedures.

As of June 30, 2015, one customer accounted for 75% of accounts receivable. As of June 30, 2014, three customers accounted for 65% of accounts receivable. During the years ended June 30, 2015 and 2014, four and three customers accounted for 52% and 39% of total revenues, respectively.

As of June 30, 2015 and 2014, three vendors accounted for 68% and 73% of total accounts payable, respectively. During the years ended June 30, 2015 and 2014, three vendors accounted for 77% and 82% of total purchases, respectively.

Fair Value of Financial Instruments

ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company determines the fair value of its financial instruments based on a three-level hierarchy for fair value measurements under which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

Level 1 — Valuations based on unadjusted quoted market prices in active markets for identical securities.

Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.

Level 3 — Valuations based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value measurement.

At June 30, 2014, the warrants issued in connection with the loan discussed in Note 3 were measured at fair value on a non-recurring basis using unobservable inputs (Level 3).

Financial Instruments

The carrying amounts of cash, accounts and royalties receivable, accounts payable and accrued expenses approximate fair value as of June 30, 2015 and 2014, due to the short-term nature of the instruments.

Long-Lived Assets and Intangible Assets

In accordance with ASC 350-30, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.

The Company had no such asset impairments at June 30, 2015 or 2014. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Marketable Securities

Marketable securities classified as available-for-sale are carried at fair value. Unrealized gains and losses from available for sale investments in equity securities are reported as other income or expense in the consolidated statements of operations. Investments in equity securities are recorded on a trade-date basis.

Revenue Recognition

Product sales are recognized upon shipment of inventory to customers. Royalty revenues are recognized upon the terms of the underlying royalty agreements, when amounts are reliably measurable and collectibility is assured.

Accounts receivable consist primarily of receivables from product sales. Management determines the allowance for doubtful accounts based on historical losses and current economic conditions. On a continuing basis, management analyzes delinquent receivables, and once these receivables are determined to be uncollectible, they are written off against an existing allowance account. As of June 30, 2015 and 2014, the Company has determined that an allowance for doubtful accounts is not necessary as all accounts are considered fully collectible.

Cash and Cash Equivalents

The Company considers cash on hand, cash in banks and other highly liquid instruments purchased with an original maturity date of three months or less to be cash equivalents.

Inventory

Inventory, which primarily represents finished goods, is valued at the lower of cost or market. Cost has been derived principally using standard costs utilizing the first-in, first-out method. Write-downs for finished goods are recorded when the net realizable value has fallen below cost and provide for slow moving or obsolete inventory.

Loan Discounts and Loan Fees

The Company amortizes loan discounts over the term of the loan using the effective interest method. Costs associated with obtaining financing are capitalized and amortized over the term of the related loans using the effective interest method. As of June 30, 2015 and 2014, the Company had $149,632 and $123,663 of total gross debt issuance costs, respectively. Amortization of the debt issuance costs was $46,414 and $576 for the years ended June 30, 2015 and 2014, respectively, which was recorded as a component of interest expense on the consolidated statements of operations.

Income Taxes

In accordance with ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company established a valuation allowance based upon the potential likelihood of realizing the deferred tax asset in the future tax consequences. Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

The Company has adopted the provisions set forth in ASC Topic 740 to account for uncertainty in income taxes. In the preparation of income tax returns in federal and state jurisdictions, the Company asserts certain tax positions based on its understanding and interpretation of the income tax law. The taxing authorities may challenge such positions, and the resolution of such matters could result in recognition of income tax expense in the Company’s financial statements. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns.

The Company uses the “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company has determined that it has no material unrecognized tax assets or liabilities related to uncertain tax positions as of June 30, 2015 and 2014. The Company does not anticipate any significant changes in such uncertainties and judgments during the next 12 months.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets at June 30, 2015 and 2014, respectively.

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company reports taxes collected, which are primarily sales tax, on a net basis.

Income (Loss) per Share

The basic (loss) income per share is calculated by dividing the Company’s net (loss) income available to common shareholders by the weighted average number of common shares during the year. The diluted net (loss) income per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity. Diluted net (loss) income per share is the same as basic net (loss) income per share due to the lack of dilutive items. As of June 30, 2015 and 2014, the Company had 452,612 and 444,445 dilutive shares outstanding, respectively, that are attributable to the PIMCO warrant, which have been excluded as their effect is anti-dilutive.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The cost of property and equipment is depreciated or amortized using the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Furniture	3 years
Machinery	3-5 years

Prepaid Expenses

During the year ended June 30, 2015, the Company issued 60,000 shares of its common stock valued at $300,000 to two key vendors in consideration of future inventory purchases. As of June 30, 2015, the Company has not utilized these vendor credits and the $300,000 is included in prepaid expenses on the consolidated balance sheets.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $77,175 and $13,204 for the years ended June 30, 2015 and 2014, respectively, and is included in sales and marketing expense on the consolidated statements of operations.

Shipping and Handling Fees

All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues and are reported as product sales in the consolidated statements of operations. Costs incurred by the Company for shipping and handling are reported within cost of revenues in the consolidated statements of operations.

Reclassifications

Certain reclassifications were made to the prior period consolidated financial statements to conform to the current period presentation. There was no change to the previously reported net loss. The reclassifications as of June 30, 2014, are comprised of a $123,087 decrease in debt issuance costs and a corresponding $123,087 increase in loan discounts and debt issuance costs.

Recently Issued Accounting Standards

Recent accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

In April 2015 the Financial Accounting Standards Board (FASB) issued ASU 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The ASU is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015. Early adoption is permitted. The new standard requires debt issuance costs to be classified as reductions to the face value of the related debt. The Company has reclassified debt issuance costs previously reported as other assets to loan discounts and debt issuance costs as a deduction of the debt liability.

Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date of this report, which was the date the consolidated financial statements were available for issue.

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at:

	June 30,
	2015	2014
Office furniture and equipment	$46,233	$12,298
Warehouse equipment	13,254	-
Molds & dies	6,650	-
	66,137	12,298
Less: Accumulated depreciation and amortization	(23,845)	(11,468)
Total Property and Equipment, net	$42,292	$830

Depreciation expense for the years ended June 30, 2015 and 2014 was $12,377 and $1,380, respectively.

NOTE 3 – NOTE PAYABLE

The note payable is comprised of the following at:

	June 30,
	2015	2014
Note payable	$2,000,000	$1,500,000
Less: unamortized loan discount	(277,070)	(376,694)
Less: unamortized debt issuance costs	(102,641)	(123,087)
Total Note Payable, net	$1,620,289	$1,000,219

On June 10, 2014, the Company entered into a Note Purchase Agreement (“Agreement”) with Pacific Investment Management Company (“PIMCO”) that authorized the issuance of up to $2,500,000. On June 12, 2014, the Company entered into a Senior Secured Note (“Note”) whereby the Company drew $1,500,000. The note bears interest at 14% and an effective interest rate of 21%. This Note is collateralized by all of the assets of the Company.

On February 6, 2015, the Company drew down an additional $500,000 of funds on the PIMCO Note Payable. Following the February 6, 2015 draw, the principal balance payable on the PIMCO note is $2,000,000, and the Company has an additional $500,000 available to draw on this loan facility. The full principal balance outstanding related to this note is due on June 2017.

The Note includes various covenants, including but not limited to, having annual audited financial statements within 90 days of the end of the fiscal year. At June 30, 2015, the Company is in compliance with all covenants.

In connection with the Note, the Company granted warrants to acquire up to 10% of the Company’s capital stock based on an aggregate enterprise fair market value of $15.0 million. The Company valued the warrants using the Black-Scholes option pricing model with the following variables: annual dividend yield of 0%; expected life of 10 years; risk free rate of return of 2.92%; and expected volatility of 0%. The Company estimated the value of the warrants to be $377,480, which is recorded as a loan discount and is being amortized under the effective interest method to interest expense over the term of the loan.

During the years ended June 30, 2015 and 2014, the Company amortized $99,624 and $786, respectively, of the loan discount which is recorded as a component of interest expense on the consolidated statements of operations.

NOTE 4 – RELATED PARTY TRANSACTIONS

Related Party Receivable

As of June 30, 2014, the Company had a related party receivable of $100,000 from TD Legacy, the sole member of Holdings at that time. In June 2014, Holdings paid the balance of the $500,000 note payable to Windsor Court Holdings, LLC (“WCH”) and an additional $100,000 transaction fee on behalf of TD Legacy, which redeemed the 25% interest in Holdings from WCH to TD Legacy. The Company issued a $100,000 distribution to its sole member, TD Legacy, which eliminated the related party receivable during the year ended June 30, 2015.

Related Party Payable

As of June 30, 2015 and 2014, the Company has $95,620 and $135,932, respectively, of salaries and bonuses payable to four of its officers and membership interest holders. These bonuses were to cover income taxes relating to equity issued during 2009.

NOTE 5 – LICENSING AGREEMENTS

On October 2, 2013, the Company entered into a license agreement with Dethrone Royalty Holdings, Inc. (“Dethrone”), pursuant to which the Company granted an exclusive, non-sub licensable and non-assignable right to Dethrone to use Company trademarks and other intellectual property. In consideration for the license agreement, the Company shall receive royalties of 10% of the net revenue generated by sales and other transfers of the licensed products during the term of the license agreement (subject to minimum requirement). In addition to the royalty payments, the Company received 5,437,603 shares of Dethrone’s common stock, at a trading value of $114,190, which was recorded as other income on the consolidated statements of operations. As of June 30, 2014, the Company wrote down the shares to fair market value, which has been recorded as a loss on value of marketable securities on the consolidated statements of operations. The change was due to a decline in the fair value of the marketable security which, in the opinion of management, was considered to be other than temporary. This agreement was terminated on February 14, 2015. Total royalties related to this agreement were $75,000 for each of the years ended June 30, 2015 and 2014, respectively.

On April 10, 2014, the Company entered into a distribution and license agreement with Partner Business Importacao e Exportacao, LTDA, a Brazilian corporation (“Partner”). Pursuant to the agreement, the Company granted a two-year, non-assignable, royalty-based license and right to use the trademarks and other intellectual property in the territory defined as Brazil. In consideration for the license agreement, the Company shall receive the greater of royalties of 10% of the net sales generated by sales and other transfers of the licensed products during the term of the license agreement or the minimum royalties outlined in the agreement. Total royalties related to this agreement were $75,000 and $125,000 for the years ended June 30, 2015 and 2014, respectively.

On March 26, 2015, the Company entered into a distribution agreement with Eye Fitness Pty Ltd (“Eye Fitness”), an Australian Company. Pursuant to the agreement, the Company granted a two-year, non-assignable, distribution agreement for Australia and key accounts in the United Kingdom, Thailand and Singapore. In consideration for the distribution agreement, the Company shall receive minimum royalties as outlined in the agreement. There was no royalty revenue for the year ended June 30, 2015.

NOTE 6 – INCOME TAXES

The Company’s net loss before income taxes totaled $1,593,795 for the year ended June 30, 2015. During the year ended June 30, 2014, the Company had income before taxes of $109,208.

The total provision for income taxes, which consists of U.S. federal income and California Franchise taxes, consists of the following:

	June 30,
	2015	2014

Current taxes	$(609,092)	$90,065
Deferred taxes	609,092	(90,065)
Total	$-	$-

A reconciliation of the tax on the Company’s loss for the year before income taxes and total tax expense are shown below:

	June 30,
	2015	2014
Income tax liability (benefit) at the U.S statutory income tax and California Franchise tax rates	(39.8)%	39.8%
Loss on marketable securities	-	41.6%
Amortization of loan discount	2.6%	0.7%
Other differences	0.1%	0.3%
Change in valuation allowance	37.1%	(82.4)%
Total	-	-

Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the net deferred tax assets will not be realized. Therefore, the company has recorded a full valuation allowance against the net deferred tax assets.

The components of net deferred tax assets recognized are as follows:

	June 30,
	2015	2014
Deferred noncurrent tax asset:
Net operating loss carry-forward	$634,330	$-
Value of warrants recorded as loan discount	110,274	149,924
Total, deferred noncurrent tax asset	744,604	149,924
Deferred noncurrent tax liabilities:
Basis differences on marketable securities	45,448	45,448
Other, net	-	14,411
Total deferred noncurrent tax liabilities	45,448	59,859
Total, deferred noncurrent tax liabilities
Valuation allowance	(699,157)	(90,065)
Total	$-	$-

Due to uncertainties surrounding the Company’s ability to generate future U.S. taxable income to realize these assets, a full valuation allowance has been established to offset the net U.S. deferred tax asset.

The future utilization of the Company’s federal net operating loss and tax credit carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future.

At June 30, 2015, the Company had federal income tax net operating losses of approximately $1.6 million. The federal net operating losses expire at various dates beginning in 2028. The Company files income tax returns in the U.S. federal jurisdiction and California. Tax years 2008 forward remain open to examination for the U.S. federal jurisdiction as a result of net operating loss carryforwards. Tax years 2009 forward remain open to examination by the state taxing authority.

NOTE 7 – STOCKHOLDERS’ DEFICIT

During the year ended June 30, 2015, TD Legacy, a related party, issued 1,813 limited liability company units to Kodiak Capital (“Kodiak”), in consideration of a capital commitment fee previously rendered to XFit. The value of these shares was $3.75 per share based on the $15.0 million valuation established upon closing of the PIMCO Note Payable. This was recorded as a contribution to additional paid-in-capital and general and administrative expense in the accompanying consolidated financial statements.

During the year ended June 30, 2015, TD Legacy, a related party, issued 173 limited liability company units to its chief financial officer in consideration of an agreement to cancel indebtedness of $25,000 for consulting services previously rendered to XFit. This was recorded as a contribution to additional paid-in capital and general and administrative expense in the accompanying consolidated financial statements.

During the year ended June 30, 2015, TD Legacy, a related party, issued 69 limited liability company units to its legal counsel in settlement of $10,000 of legal services previously rendered to XFit. This was recorded as a contribution to additional paid-in capital and general and administrative expense in the accompanying consolidated financial statements.

During the year ended June 30, 2015, the Company agreed to issue 11,000 shares of its common stock valued at $55,000, in connection with the Asset Purchase Agreement for the Transformation exercise and fitness program (refer to Note 8).

During the year ended June 30, 2015, the Company issued 2,500 shares of its common stock valued at $12,500 to an employee as a performance bonus.

During the year ended June 30, 2015, the Company issued 60,000 shares of its common stock valued at $300,000 to two key vendors in consideration of future inventory purchases (refer to Note 8).

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its office and warehouse facilities under a two year operating lease that expires on November 30, 2015. The lease calls for monthly payments of $4,865, which includes operating expenses, insurance and taxes on the property.

On June 18, 2015, the Company entered into a lease agreement for approximately 25,788 square feet of warehouse and office space under a thirty eight (38) month operating lease that commences on September 1, 2015 and expires on October 31, 2018. The lease has monthly payments starting at $16,504 for the first month, and $8,252 thereafter with monthly payments ranging over the term of the lease.

On June 5, 2015, the Company entered into a sublease of a portion of the premises for the period September 1, 2015 through August 31, 2016, at a monthly rental rate of $5,000.

Future minimum lease payments under the operating lease as of June 30, 2015 are as follows:

For the years ending June 30:
2016	$141,044
2017	203,003
2018	209,093
2019	70,038
Total	$623,178

Rent expense for the years ended June 30, 2015 and 2014 was $59,747 and $57,087, respectively.

Litigation

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the consolidated financial statements with respect to any matters.

Stock Incentive Plan

On October 21, 2014, the Board of Directors and the Company’s sole stockholder adopted the 2014 Stock Incentive Plan. The purpose of the 2014 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for management and growth of the Company with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of stock options and common stock under the plan supports and increases the Company’s ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which the Company depends. The total number of shares available for the grant of either stock options or compensation stock under the plan is 600,000 shares of common stock, subject to adjustment. The Board of Directors administers the plan and has full power to grant stock options. As of June 30, 2015, the Company has not issued any shares under the plan and has not granted any options to purchase shares under the plan.

Equity Purchase Agreement

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

Registration Rights Agreement

On December 17, 2014, the Company entered into a registration rights agreement with Kodiak Capital, LLC under which the Company is obligated to register the shares to be acquired by Kodiak pursuant to that certain Equity Purchase Agreement dated December 17, 2014, under which Kodiak agreed to purchase up to $5 million of XFit common stock, subject to certain conditions.

Asset Purchase Agreement

On February 26, 2015, the Company entered into an Asset Purchase Agreement to acquire the exclusive rights, title, and interest in the Transformations exercise and fitness program. The purchase price was $62,500 which comprised of a $7,500 cash payment and eleven thousand (11,000) shares of the Company’s common stock that was valued at $55,000. The agreement also has a performance based earn out for a period of eighteen (18) months that is based on fifty percent (50%) of all programming services gross revenues derived from the Transformations program, up to a maximum earn out of $187,500. The earn out is payable in tranches and none of the tranches were met during the year ended June 30, 2015.

Vendor Credit Agreements

On June 18 2015, the Company entered into a Stock Purchase Agreement with Ever Blooming Industrial Limited, whereby the Company issued 20,000 shares of its common stock at $5.00 per share. The purchase price is in the form of a manufacturing credit totaling $100,000 to use for future inventory purchases (the “Vendor Credit”). The Company can use all or part of the Vendor Credit over the next 12 months until the Vendor Credit is exhausted. The Company had the total $100,000 Vendor Credit at June 30, 2015, which is included in prepaid expenses on the consolidated balance sheets.

On June 26 2015, the Company entered into a Stock Purchase Agreement with Yayu General Machinery Co., LTD, whereby the Company issued 40,000 shares of its common stock at $5.00 per share, or $200,000. The purchase price is in the form of a manufacturing credit of $200,000 to use for future inventory purchases (the “Vendor Credit”). The Company can use all or part of the Vendor Credit over the next 12 months until the Vendor Credit is exhausted. The Company had the total $200,000 Vendor Credit at June 30, 2015, which is included in prepaid expenses in the consolidated balance sheets.

NOTE 9 – SUBSEQUENT EVENTS

Issuance of Common Shares to an Employee

On July 1, 2015, the Company issued 15,000 shares of its common stock valued at $75,000 to an employee as a signing bonus.

Stock Options Awards

On July 15, 2015, the board of directors approved the issuance of 63,500 stock options to employees that will be utilized on a performance and retention basis. None of these stock options have been issued.

Bank Line of Credit

On July 24, 2015, the Company secured a $35,000 unsecured line of credit with Wells Fargo Bank. The line of credit bears interest at prime plus 4% and is personally guaranteed by the Company’s chief executive officer.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of our year ended June 30, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were effective as of June 30, 2015, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name and age of officers and directors as of the date hereof. Our executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Directors and Executive Officers

Name	Age	Position
David E. Vautrin	45	Chief Executive Officer, director
Charles E. Joiner	42	President, director
Robert J. Miranda	63	Chief Financial Officer
Kevin Hirsch	55	Chief Business Development Officer, director
Brent D. Willis	55	Director (Executive Chairman)

Set forth below is a brief description of the background and business experience of our executive officers and directors during the past five (5) years or more.

David E. Vautrin, Chief Executive Officer and director. Mr. Vautrin has been our Chief Executive Officer and a director since inception in September 2014. In addition, Mr. Vautrin has served and continues to serve as Chief Executive Officer and a director of our affiliated entities: Throwdown Industries, Inc. (2009-present), Throwdown Industries, LLC (2012-present), TD Legacy, LLC (2012-present) and Throwdown Industries Holdings, LLC (2012-present). From 2007-2008, Mr. Vautrin was the Senior Vice President of Marketing at Cott Corporation, (NYSE: COT), a retail brand beverage company. Mr. Vautrin received his Bachelor of Science in Business Administration from the State University of New York.

Charles E. Joiner, President and director. Mr. Joiner has been our President and a director since inception in September 2014. In addition, Mr. Joiner has served and continues to serve as President and a director of our affiliated entities: Throwdown Industries, Inc. (2009-present), Throwdown Industries, LLC (2012-present), TD Legacy, LLC (2012-present) and Throwdown Industries Holdings, LLC (2012-present). Mr. Joiner received his Bachelors of Science in Business Marketing from Utah Valley University in Orem, Utah.

Robert J. Miranda, Chief Financial Officer. Mr. Miranda has been our Chief Financial Officer since inception in September 2014. Since August 2007, Mr. Miranda has been, and continues to serve as, the managing director of Miranda & Associates, a professional accountancy corporation. From March 2003 through October 2007, Mr. Miranda was a Global Operations Director at Jefferson Wells, where he specialized in providing Sarbanes-Oxley compliance reviews for public companies. Mr. Miranda is a licensed Certified Public Accountant and has over 35 years of experience in accounting, including experience in Sarbanes-Oxley compliance, auditing, business consulting, strategic planning and advisory services. He served as Chief Financial Officer of Balqon Corporation (BLQN) from October 2008 through October 2012. He served as Chief Executive Officer and Chief Financial Officer of Victory Energy Corporation (VYEY) from May 2009 through December 2011. He served as chairman of the board and audit committee of Victory Energy Corporation from December 2011 to October 2013. He served as chief financial officer and director of Saleen Automotive, Inc. (SLNN) from November 2011 through December 12, 2013. He currently serves as Chief Financial Officer of STW Resources Holdings, Inc. (STWS), an oil & gas services company based in Midland, Texas. Mr. Miranda has a bachelor’s degree in Business Administration from the University of Southern California, a certificate from the Owner/President Management Program from the Harvard Business School and membership in the American Institute of Certified Public Accountants. He is a certified public accountant licensed in California.

Kevin Hirsch, MD, Chief Business Development Officer and director. Dr. Hirsch has served as the Chief Business Development Officer and as a director since inception in September 2014. In addition, Dr. Hirsch has served and continues to serve as a director for our affiliated entities: Throwdown Industries, Inc. (2009-present), Throwdown Industries, LLC (2012-present), TD Legacy, LLC (2012-present) and Throwdown Industries Holdings, LLC (2012-present). Dr. Hirsch is a board certified trauma surgeon and has been at Healthcare America (HCA) since May 2011, and prior at Bayfront Medical Center, St. Petersburg, Florida from 1992 to 2010, including as a trauma surgeon. Dr. Hirsch also was a founder and a member of the board of directors of DecisionHR, a professional employee organization, from 1995 until it was acquired by First Advantage Corporation in 2006. Dr. Hirsch is also a founder of Medical 6 Sigma, LLC, a management advisory consulting firm for large risk-adjusted group practices. Dr. Hirsch is also a private developer of commercial and institutional real estate and has, along with his sons, developed a line of nanotechnology antimicrobials.

Brent D. Willis, Executive Chairman (Director). Mr. Willis has served as the Executive Chairman since inception in September 2014. In addition, Mr. Willis has served and continues to serve as Chairman for our affiliated entities: Throwdown Industries, Inc. (2008-present), Throwdown Industries, LLC (2012-present), TD Legacy, LLC (2012-present) and Throwdown Industries Holdings, LLC (2012-present). Mr. Willis has served as the Chief Executive Officer, President, Secretary and a director of Electronic Cigarettes International Group, LTD (ECIG) from June 25, 2013 to April 8, 2015. From June 2012 until June 2013, Mr. Willis served as Chairman and Chief Executive Officer of Victory Electronic Cigarettes, Inc. From 2009 to 2013, Mr. Willis served as the Chairman and Chief Executive Officer of Liberty Ammunition Inc., a private lead-free ammunition company. From 2008 to 2009, Mr. Willis was the Chairman and Chief Executive Officer of Vascular Technologies, Inc., a private medical device company. Mr. Willis served as the Chief Executive Officer and on the board of directors of Cott Corporation (NYSE: COT), a retail brand beverage company, from 2006 to 2008 and on the board of directors for the American Beverage Association. From 2002 to 2006, Mr. Willis was the Global Chief Commercial Officer, President, and on the board of management for Anheuser-Busch InBev SA/NV (NYSE: BUD) and the board of directors of AmBev (NYSE: ABV). From 1996 through 2001, Mr. Willis served as a President in Latin America for the Coca-Cola Company. From 1987 through 1996, Mr. Willis worked for Kraft Foods, Inc. Mr. Willis obtained a Bachelors of Science in Engineering from the United States Military Academy at West Point in 1982 and obtained a Masters in Business Administration from the University of Chicago in 1991.

Board of Directors

The minimum number of directors we are authorized to have is three and the maximum is seven. Although we anticipate appointing additional directors in the future, as of the date hereof we have 4 directors consisting of David E. Vautrin, Charles Joiner, Kevin Hirsch, MD and Brent D. Willis. We considered Mr. Vautrin’s prior experience as an officer and director of our affiliated companies in concluding that he was qualified to serve as one of our directors. We considered Mr. Joiner’s prior experience as an officer and director of our affiliated companies as important factors in concluding that he was qualified to serve as one of our directors. We considered Dr. Hirsch’s prior experience as a director of our affiliated entities as important factors as well as his prior leadership and entrepreneurial experience as important factors in concluding that he was qualified to serve as one of our directors. We considered Mr. Willis’ prior experience as an officer and director of our affiliated entities as well as his experience as an officer and director of a public company as important factors in concluding that he was qualified to serve as one of our directors. Directors on our Board of Directors are elected for one-year terms and serve until the next annual security holders’ meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified. All officers are appointed annually by the Board of Directors and serve at the discretion of the Board. Currently, directors receive no compensation for their services on our Board.

All directors will be reimbursed by us for any appropriate expenses incurred in attending directors meetings provided that we have the resources to pay these expenses. We will consider applying for officers and directors liability insurance at such time when we have the resources to do so.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our Board of Directors intends to establish an Audit Committee and a Compensation Committee. The Audit Committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The Compensation Committee will review and recommend compensation arrangements for the officers and employees. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. We believe that we will need a minimum of three independent directors to have effective committee systems.

As of the date hereof, we have not established any Board committees.

Family Relationships

No family relationship exists between any director, executive officer, or any person contemplated to become such.

Possible Potential Conflicts

We are unaware of any potential conflicts of interest.

Director Independence

We currently do not have any independent directors serving on our board of directors.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

●	has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years before that time;

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;

●	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been subject or a party to or any other disclosable event required by Regulation S-K.

Code of Business Conduct and Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 18 Goodyear, Suite 125, Irvine, CA 92618.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for services rendered to us for the years ended June 30, 2015 and 2014. The compensation listed in the table below represents amounts paid to our executive officers from our wholly-owned operating subsidiary and predecessor company, Throwdown Industries Holdings, LLC for the periods presented.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	All Other Compensation ($)(1)	Total ($)
David E. Vautrin, Chief Executive Officer and director	2015	$97,280	—	—	$45,698	$142,978
	2014	$86,362	—	—	$33,435	$119,797

Charles E. Joiner, President and director	2015	$86,636	—	—	$45,698	$132,334
	2013	$83,193	—	—	$33,435	$116,628

Robert Miranda, Chief Financial Officer	2015	$129,838	—	$25,000	—	$154,838
(Since September 2014)	2014	N/A	N/A	N/A	N/A	N/A

(1)	Each of Mr. Vautrin and Mr. Joiner receive additional compensation equal to 2% of the company’s gross revenues, which are reflected in the table above under “All Other Compensation”.
(2)	Mr. Miranda’s services as CFO are contracted through his solely owned corporation, Miranda CFO Services, Inc.

Other than as set forth in the table above, there has been no cash or non-cash compensation awarded to, earned by or paid to any of our officers and directors during the periods set forth above.

Director Compensation

Currently, directors receive no compensation for their services on our Board. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings provided that we have the resources to pay these expenses.

Employment Agreements

We do not currently have any agreements with our executive officers.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” above and (iv) all executive officers and directors as a group. As of September 28, 2015, we had 4,088,500 shares of common stock issued and outstanding.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of this Report are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name And Address (1)	Number Of Shares Beneficially Owned		Percentage Owned
5% Stockholders:
PIMCO High Yield Portfolio (2)	454,278	(3)	10.00%
Lisa Ann Willis (4)	274,995		6.73%

Executive Officers:
David E. Vautrin	1,121,013	(5)	27.42%
Charles E. Joiner	605,122		14.80%
Robert Miranda	5,012		*

Directors:
Kevin Hirsch, MD	244,083		5.97%
Brent D. Willis	275,024		6.73%

All directors and officers as a group (5 persons)	2,250,254		55.04%

*Less than 1%

(1)	Unless otherwise indicated the address is c/o XFit Brands, Inc., 25731 Commercentre Drive, Lake Forest, CA 92630.
(2)	The address is 840 Newport Center Drive, Newport Beach, CA 92660. PIMCO High Yield Portfolio is a commingled 1940 Act registered fund, and the investment adviser of the fund is Pacific Investment Management Company LLC (PIMCO). The lead portfolio manager of the Fund is Christian Stracke. Mr. Stracke is a Managing Director of PIMCO and, in his capacity as the portfolio manager of the fund, is the natural person with voting and investment control over these shares on behalf of the fund.
(3)	Includes 454,278 shares under presently exercisable warrants.
(4)	The address is 1010 Central Ave. Unit 433, St Petersburg, FL 33705
(5)	Includes 1,121,013 shares held under a trust of which Mr. Vautrin is the trustee.
(6)	Includes 244,083 shares held under trust of which Mr. Hirsh’s wife is the trustee.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of June 30, 2014, Holdings has a $100,000 loan to TD Legacy recorded as a related party loan on its financial statements.

As of June 30, 2014 and 2013, Holdings has $135,932 in salaries and bonuses payable to four of its officers and membership interest holders. These bonuses were to cover income taxes related to bonuses issued in 2009.

As of September 15, 2014, Holdings distributed $100,000 to its sole member, TD Legacy, which eliminated the April 2014 related party loan.

On September 26, 2014, XFit Brands, Inc. entered into a Contribution and Exchange Agreement with TD Legacy and Holdings under which TD Legacy contributed all of its membership interest in Holdings to XFit, in exchange for the issuance by XFit of four million (4,000,000) shares of common stock to TD Legacy.

On December 31, 2014, TD Legacy issued 173 limited liability company units to our chief financial officer in consideration his agreement to cancel indebtedness of $25,000 to him for consulting services previously rendered.

We believe that the foregoing transactions were in our best interests (or the best interests of our related party entities). Consistent with 78.140 of the Nevada Revised Statutes, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders, or are fair to us as a corporation as of the time it is authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis, and, where appropriate, we will utilize our audit committee for the review of potential conflicts of interest.

Except as set forth above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or
(D)	Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our Company.

Director Independence

We currently do not have any independent directors serving on our board of directors.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Accell Audit and Compliance, P.A. billed us $25,000 in fees for our audit for the year ended June 30, 2015, $15,000 in fees for our audit for the year ended June 30, 2014 and $15,000 in fees for the review of our quarterly financial statements in the year ended June 30, 2015.

Audit-Related Fees

We did not pay any fees to Accell Audit and Compliance, P.A .for assurance and related services that are not reported under Audit Fees above in the year ended June 30, 2015.

Tax Fees

We did not pay Accell Audit and Compliance, P.A. any fees for federal and state tax returns in the year ended June 30, 2015.

All Other Fees

For the year ended June 30, 2015, Accell Audit and Compliance, P.A. billed us $5,225 for work in connection with our registration statement on Form S-1.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our audit committee pre-approves all services to be provided by Accell Audit and Compliance, P.A. and the estimated fees related to these services.

All audit, audit related, and tax services were pre-approved by the audit committee, which concluded that the provision of such services by Accell Audit and Compliance, P.A. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Our pre-approval policies and procedures provide for the audit committee’s pre-approval of specifically described audit, audit-related, and tax services on an annual basis, but individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policies and procedures also require specific approval by the audit committee if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year. The policies and procedures authorize the audit committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

Item 15. EXHIBITS

(a) Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1	Contribution and Exchange Agreement dated September 26, 2014 by and among TD Legacy, LLC, a Florida limited liability company XFit Brands, Inc., a Nevada corporation, and Throwdown Industries Holdings, LLC, a Delaware limited liability company
3.1	Articles of Incorporation of XFit Brands, Inc. (1)
3.2	By-Laws of XFit Brands, Inc. (1)
4.1	Warrant issued to the PIMCO Fund (1)
4.2	Assignment, Assumption and Release for warrant issued to the PIMCO Fund (1)
4.3	Senior Secured Fixed Rate Note dated November 26, 2014 issued to the PIMCO Fund (1)
4.4	2014 Stock Incentive Plan (1)
4.5	Senior Secured Fixed Rate Note issued to the PIMCO Fund in the original principal amount of $2,000,000 (3)
10.1	Pledge & Security Agreement dated June 12, 2014 by and among Throwdown Industries Holdings, LLC, Throwdown Industries, LLC, Throwdown Industries, Inc. and the PIMCO Fund (1)
10.2	Note Purchase Agreement dated June 12, 2014 by and among Throwdown Industries Holdings, LLC, Throwdown Industries, LLC, Throwdown Industries, Inc. and the PIMCO Fund (1)
10.3	Trademark Security Agreement dated June 12, 2014 by and among Throwdown Industries Holdings, LLC, Throwdown Industries, LLC, Throwdown Industries, Inc. and the PIMCO Fund (1).
10.4	Standard Industrial/Commercial Multi-Tenant Lease dated November 22, 2013 between Don Wilson Builders and Throwdown Industries, LLC (1)
10.5	Exclusive Distribution and License Agreement dated April 10, 2014 with Partner Business Omportacao e Exportacao LTDA, as Licensee and Throwdown Industries Holdings, LLC (1)
10.6	License Agreement dated October 2, 2013 between Throwdown Industries Holdings, LLC and Dethrone Royalty Holdings, Inc. (1)
10.7	Joinder Agreement between XFit Brands and the PIMCO Fund (1)
10.8	Assumption Agreement dated November 26, 2014 between XFit Brands and the PIMCO Fund (1)
10.9	Equity Purchase Agreement dated December 17, 2014 between Kodiak Capital Group, LLC and XFit Brands, Inc. (2)
10.10	Registration Rights Agreement dated December 17, 2014 between XFit Brands, Inc. and Kodiak Capital, LLC (2)
10.11	Asset Purchase Agreement dated February 26, 2015 between XFit Brands, Inc. and Dennis Dumas. (3)
10.12	Exclusive Supply Chain Agreement dated June 23, 2015 between XFit Brands, Inc. and Crunch Franchising, LLC (4)
10.13	Lease Agreement dated June 18, 2015 between Prologis California I, LLC and Throwdown Industries Holdings, LLC (4)
10.14	Stock Purchase Agreement dated June 18, 2015 between XFit Brands, Inc. and Ever Blooming Industrial Ltd. (4).
10.15	Stock Purchase Agreement dated June 26, 2015 between XFit Brands, Inc. and Yayu General Manufacturing Co., Ltd. (4)
21	Subsidiaries (1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (4)
101.SCH	XBRL Taxonomy Schema Linkbase Document (4)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (4)
101.DEF	XBRL Taxonomy Definition Linkbase Document (4)
101.LAB	XBRL Taxonomy Labels Linkbase Document (4)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (4)

(1)	Filed as an exhibit to our Registration on Form S-1 filed with the SEC on November 26, 2014 (File No. 333-200619) and incorporated herein by reference.
(2)	Filed as an exhibit to our Amendment No. 1 to Registration on Form S-1 filed with the SEC on January 9, 2015 (File No. 333-200619) and incorporated herein by reference.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.
(4)	Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFIT BRANDS, INC (Registrant)

Date: September 28, 2015	By:	/s/ David E. Vautrin
David E. Vautrin
Chief Executive Officer (Principal Executive Officer)

Date: September 28, 2015	By:	/s/ Robert J. Miranda
Robert J. Miranda

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ David Vautrin	President, Chief Executive Officer,	September 28, 2015
David Vautrin	Treasurer and Director
(Principal Executive Officer)

/s/ Charles E. Joiner	President and Director	September 28, 2015
Charles E. Joiner

/s/ Robert Miranda	Chief Financial Officer	September 28, 2015
Robert Miranda	(Principal Financial and Accounting Officer)

/s/ Brent D. Willis	Director	September 28, 2015
Brent D Willis

