Form 10-Q
period 2015-09-30
XFIT BRANDS, INC.
filed 2015-11-16
CIK 1623554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

XFit Brands, Inc.

(Exact Name of Registrant as Specified in Charter)

Nevada	000-55372	47-1858485
(State or Other Jurisdiction of Incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

25731 Commercentre Drive, Lake Forest, CA 92630		(949) 916-9680
(Address of Principal Executive Offices)		(Registrant’s Telephone Number)

18 Goodyear, Suite 125

Irvine, California 92618

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

As of November 16, 2015, there were 4,098,500 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

XFit Brands, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2015	June 30, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$21,642	$51,016
Accounts receivable	85,906	92,823
Royalties receivable	50,000	75,000
Inventory	220,164	169,292
Prepaid expenses	233,307	333,572
Total Current Assets	611,019	721,703
Long Term Assets
Property and equipment, net	37,693	42,292
Other assets
Deposits	27,480	27,480
Intangible assets, net	41,481	52,264
TOTAL ASSETS	$717,673	$843,739
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$687,342	$446,063

Related party payable	95,620	95,620
Accrued expenses and interest	104,537	129,182
Customer deposits	90,951	158,467
Line of credit	19,224	—
Total Current Liabilities	997,674	829,332

Note payable, net	1,722,698	1,705,417
Total Liabilities	2,720,372	2,534,749

Commitments and contingencies (Note 8)	—	—

Stockholders’ Deficit
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and June 30, 2015	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 4,098,500 and 4,073,500 shares issued and outstanding as of September 30, 2015 and June 30, 2015, respectively	409	407
Additional paid in capital	4,444,072	4,319,074
Accumulated deficit	(6,447,180)	(6,010,491)
Total Stockholders’ Deficit	(2,002,699)	(1,691,010)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$717,673	$843,739

See accompanying notes to the condensed consolidated financial statements.

XFit Brands, Inc.

Condensed Consolidated Statements of Operations

For the three month periods ended September 30, 2015 and 2014 (Unaudited)

	For the Three Months Ended September 30,
	2015	2014
Revenues:
Product sales	$473,257	$231,203
Royalties	—	62,948
Total revenues	473,257	294,151

Cost of revenues	258,845	208,051
Gross profit	214,412	86,100

Operating expenses
General and administrative	444,930	314,084
Sales and marketing	89,894	46,292
Total operating expenses	534,824	360,376

Loss from operations	(320,412)	(274,276)

Interest expense	(116,277)	(77,608)
Other income (expense)	—	2,000
Net Loss	$(436,689)	$(349,884)
(Loss) income per common share – basic and diluted	$(0.11)	$(0.087)
Weighted average shares outstanding - basic and diluted	4,098,500	4,000,000

See accompanying notes to the condensed consolidated financial statements.

XFit Brands, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the three month periods ended September 30, 2015 and 2014

	Three Month Periods Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(436,689)	$(349,884)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	15,382	1,448
Amortization of debt issuance costs and loan discount	41,108	35,490
Stock based compensation	75,000	—
Changes in operating assets and liabilities:
Accounts receivable	6,917	(46,528)
Royalties receivable	25,000	(19,760)
Prepaid expenses	100,265	—
Inventory	(50,872)	(143,472)
Accounts payable	241,279	94,017
Accrued expenses	1,528	52,524
Deferred royalty payments	—	25,000
Customer deposits	(67,516)	237,870
Net cash used in operating activities	(48,598)	(113,295)
Cash flows from investing activities
Acquisition of intangible assets	—	(3,596)
Purchase of property and equipment	—	(29,433)
Net cash used in investing activities	—	(33,029)
Cash flows from financing activities
Proceeds from line of credit	19,224	—
Net cash provided by financing activities	19,224	—
Net increase (decrease) in cash	(29,374)	(146,324)
Cash at beginning of period	51,016	360,323
Cash at end of period	$21,642	$213,999

Supplemental cash flow information:
Cash paid for interest	$64,525	$71,954
Non-cash investing and financing activities:
Value of common shares issued as a loan fee	$50,000	$—
Interest expense added to loan principal balance	$26,173	$25,157
Distribution	$—	$100,000
Issuance of common stock in exchange for LLC interests	$—	$4,000

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

These financial statements represent the condensed consolidated financial statements of XFit and its wholly owned operating subsidiaries Throwdown Industries Holdings, LLC (“Holdings”), Throwdown Holdings, LLC (“TDLLC”), and Throwdown Industries, Inc. (“TDINC”). On September 26, 2014, XFit entered into a Contribution and Exchange Agreement with TD Legacy, LLC (“TD Legacy”) and Holdings under which TD Legacy contributed all of its membership interest in Holdings to XFit in exchange for the issuance by XFit of 4,000,000 shares of common stock to TD Legacy. The result of this transaction was that Holdings became a wholly owned subsidiary of XFit.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes as of and for the years ended June 30, 2015 and 2014, which were filed with the Company’s annual report form 10K on September 28, 2015. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ending June 30, 2016, or for any other interim period.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of XFit, Holdings and TDINC. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company also consolidates any variable interest entities (“VIEs”), of which it is the primary beneficiary, as defined within Accounting Standards Codification (“ASC”) 810. The Company does not have any VIEs that are required to be consolidated as of September 30, 2015 or June 30, 2015.

Recent Accounting Pronouncements

The Company has implemented all new accounting standards and does not believe that there are any other new accounting pronouncements that have been issued that may have a material impact on the consolidated financial statements.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU-2015-03”). ASU 2015-03 requires companies to present debt issuance costs as a direct deduction from the carrying value of that debt liability. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Income (Loss) per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted net loss per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity. Diluted net loss per share is the same as basic net loss per share due to the lack of dilutive items. As of September 30, 2015 and June 30, 2015, the Company had 453,723 and 452,612, respectively, of potential shares exercisable that are attributable to the PIMCO warrant, which have been excluded as their effect is anti-dilutive.

Reclassifications

Certain reclassifications were made to the prior period condensed consolidated financial statements to conform to the current period presentation. As of June 30, 2015, we reclassified $85,128 of accrued interest on the PIMCO note payable from the line item “Accrued expenses” to the principal balance of the PIMCO note. There was no change to the previously reported net loss.

Use of Estimates

Condensed consolidated financial statements prepared in accordance with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management has estimated the collectability of its accounts receivable, the valuation of long-lived assets, and equity instruments issued for financing. Actual results could differ from those estimates.

Loan Discounts and Loan Fees

The Company amortizes loan discounts over the term of the loan using the effective interest method. Costs associated with obtaining financing are capitalized and amortized over the term of the related loans using the effective interest method. As of September 30, 2015 and June 30, 2015, the Company had $149,632 of total gross debt issuance costs. Amortization of the debt issuance costs was $12,902 and $11,091 for the three month periods ended September 30, 2015 and 2014, respectively, which was recorded as a component of interest expense on the consolidated statements of operations.

Subsequent Events

In accordance with ASC 855, the Company evaluated subsequent events through the date of this report, which was the date the consolidated financial statements were available for issue.

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at:

	September 30, 2015	June 30, 2015
	(Unaudited)
Office furniture and equipment	$46,233	$46,233
Warehouse equipment	13,254	13,254
Molds and dies	6,650	6,650
Total, cost	66,137	66,137
Accumulated Depreciation	(28,444)	(23,845)
Property and equipment, net	$37,693	$42,292

Depreciation expense for the three months ended September 30, 2015 and 2014 was $4,599 and $1,358, respectively.

NOTE 3 – INTANGIBLE ASSETS, NET

Intangible assets consisted of the following at:

	September 30, 2015	June 30, 2015
	(Unaudited)
Trademark	$4,396	$4,396
Transformations exercise fitness program	62,500	62,500
Total, cost	66,896	66,896
Accumulated Amortization	(25,415)	(14,632)
Intangible assets, net	$41,481	$52,264

Amortization expense for the three months ended September 30, 2015 and 2014 was $10,783 and none, respectively.

NOTE 4 – NOTE PAYABLE

The note payable is comprised of the following at:

	September 30, 2015	June 30, 2015
	(Unaudited)
Note payable	$2,111,301	$2,085,128
Less: unamortized loan discount	(248,864)	(277,070)
Less: unamortized debt issuance costs	(139,739)	(102,641)
Total note payable, net	$1,722,698	$1,705,417

On June 10, 2014, the Company entered into a Note Purchase Agreement with Pacific Investment Management Company (“PIMCO”) that authorized the issuance of up to $2,500,000. On June 12, 2014, the Company entered into a Senior Secured Note (“Note”) whereby the Company drew $1,500,000. The note bears interest at 14% and an effective interest rate of 21%. This Note is collateralized by all of the assets of the Company.

On February 6, 2015, the Company drew down an additional $500,000 of funds on the PIMCO Note Payable. Following the February 6, 2015 draw, the principal balance payable (incluidng accrued interest added to the principal amount)on the PIMCO note was $2,044,300, and the Company had an additional $500,000 available to draw on this loan facility. The full principal balance outstanding related to this note is due on June 2017.

The Note includes various covenants, including but not limited to, having annual audited financial statements within 90 days of the end of the fiscal year. At September 30, 2015, the Company is in compliance with all covenants.

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

On September 30, 2015, in consideration the draw-down of the remaining $500,000 available on the PIMCO Note Payable, the Company issued 10,000 shares of its common stock at a fair value of $50,000 as determined by the Company’s board of directors. This amount was recorded as a loan fee to be amortized over the remaining term of the PIMCO Note Payable. The draw-down of this remaining $500,000 was funded on October 20, 2015. (See Note 9—Subsequent Events).

During the three month periods ended September 30, 2015 and 2014, the Company amortized $41,108 and $35,490, respectively, of the loan fees and discount which is recorded as a component of interest expense on the consolidated statements of operations.

NOTE 5 – BANK LINE OF CREDIT

On July 24, 2015, the Company entered into an unsecured line of credit with Wells Fargo Bank. The line of credit bears interest at prime plus 4% and is personally guaranteed by the Company’s chief executive officer. As of September 30, 2015, the balance payable on the line of credit was $19,224, which amount was repaid on October 23, 2015.

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Payable

As of September 30, 2015 and June 30, 2015, the Company has $95,620 of salaries and bonuses payable to four of its officers and membership interest holders. These bonuses were to cover income taxes relating to bonuses issued during 2009.

NOTE 7 – STOCKHOLDERS’ DEFICIT

On July 1, 2015, the Company issued 15,000 shares of its common stock valued at $75,000 to an employee as a signing bonus.

On July 15, 2015, the board of directors approved the issuance of 63,500 stock options to employees that will be utilized on a performance and retention basis. None of these stock options have been awarded.

On September 30, 2015, the Company issued 10,000 shares of its common stock valued by the Company’s board of directors at $50,000 to PIMCO as a loan fee in consideration of the additional $500,000 draw-down on the PIMCO Note Payable that was funded on October 20, 2015. (See Note 4—Note Payable and Note 9—Subsequent Events).

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its office and warehouse facilities under a two year operating lease that expires on November 30, 2015. The lease calls for monthly payments of $4,865, which includes operating expenses, insurance and taxes on the property.

In June 2015, the Company entered into a lease agreement for approximately 25,788 square feet of warehouse and office space under a 38 month operating lease that commences on October 1, 2015 and expires on October 31, 2018. The lease has monthly payments starting at $16,504 for the first month, and $8,252 thereafter with monthly payments ranging over the term of the lease.

In June 2015, the Company entered into a sublease of a portion of the premises for the period October 1, 2015 through August 31, 2016, at a monthly rental rate of $5,000.

Rent expense for the three month periods ended September 30, 2015 and 2014, was $15,182 and $14,594, respectively.

Litigation

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the consolidated financial statements with respect to any matters.

Stock Incentive Plan

On October 21, 2014, the Board of Directors and the Company’s sole stockholder adopted the 2014 Stock Incentive Plan. The purpose of the 2014 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for management and growth of the Company with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of stock options and common stock under the plan supports and increases the Company’s ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which the Company depends. The total number of shares available for the grant of either stock options or compensation stock under the plan is 600,000 shares of common stock, subject to adjustment. The Board of Directors administers the plan and has full power to grant stock options. As of September 30, 2015 and June 30, 2015, the Company has not issued any shares under the plan and has not granted any options to purchase shares under the plan.

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

Asset Purchase Agreement

On February 26, 2015, the Company entered into an Asset Purchase Agreement to acquire the exclusive rights, title, and interest in the Transformations exercise and fitness program. The purchase price was $62,500 which comprised of a $7,500 cash payment and eleven thousand (11,000) shares of the Company’s common stock that was valued at $55,000. The agreement also has a performance based earn out for a period of eighteen (18) months that is based on fifty percent (50%) of all programming services gross revenues derived from the Transformations program, up to a maximum earn out of $187,500. The earn out is payable in tranches and none of the tranches were met as of September 30, 2015.

Vendor Credit Agreements

On June 18 2015, the Company entered into a Stock Purchase Agreement with Ever Blooming Industrial Limited, whereby the Company issued 20,000 shares of its common stock at $5.00 per share. The purchase price is in the form of a manufacturing credit totaling $100,000 to use for future inventory purchases (the “Vendor Credit”). The Company can use all or part of the Vendor Credit over the next 12 months until the Vendor Credit is exhausted. As of September 30, 2015 and June 30, 2015, the Company had $0 and $100,000, respectively, of Vendor Credit included in prepaid expenses on the condensed consolidated balance sheets.

On June 26 2015, the Company entered into a Stock Purchase Agreement with Yayu General Machinery Co., LTD, whereby the Company issued 40,000 shares of its common stock at $5.00 per share. The purchase price is in the form of a manufacturing credit of $200,000 to use for future inventory purchases (the “Vendor Credit”). The Company can use all or part of the Vendor Credit over the next 12 months until the Vendor Credit is exhausted. As of September 30, 2015 and June 30, 2015, the Company had $200,000 of Vendor Credit included in prepaid expenses in the condensed consolidated balance sheets.

NOTE 9 – SUBSEQUENT EVENTS

Additional Draw Down on PIMCO Note Payable

On October 20, 2015, the Company drew the remaining $500,000 available under its delayed draw note facility with PIMCO to increase the principal amount under this note (including the accrued interest added to the principal amount) to $2,620,098. A replacement note was issued on this date to reflect the note increase. (See Note 4—Note Payable)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not transpire. Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described elsewhere in this report and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June, 30, 2015.

The Company disclaims any obligation to update the forward-looking statements in this report.

Overview

XFit Brands, Inc. was incorporated in September 2014 under the laws of the State of Nevada. As used herein, the terms “we,” “us,” “XFIT,” and the “Company” refer to XFit Brands, Inc. and its predecessors, subsidiaries, and affiliates, collectively, unless the context indicates otherwise. Our fiscal year end is June 30. Our principal office address is 25731 Commercentre Drive, Lake Forest, CA 92630. Our telephone number is (949) 916-9680. As of November 16, 2015, we had 10 employees.

Our principal business activity is the design, development, and worldwide marketing and selling of functional equipment, training gear, apparel, and accessories for the impact sports market and fitness industry. Our products are marketed and sold under our Throwdown®, XFit Brands®, and Transformations™ brand names to gyms, fitness facilities, and directly to consumers via our internet website and through third party catalogues (which we refer to as our “Direct to Consumer” operations) through a mix of independent distributors and licensees throughout the world. All of our products are manufactured by independent contractors. Our equipment and apparel products are produced both in the United States and abroad.

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

Three months ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Our revenue, operating expenses, and net loss from operations for the three month period ended September 30, 2015 as compared to the three month period ended September 30, 2014, are set forth below.

	Three Months Ended September 30:			% Change Increase
	2015	2014	Change	(Decrease)
REVENUES
Product sales	$473,257	$231,203	$242,054	104.7%
Royalties	—	62,948	(62,948)	(100.0)%
Total revenues	473,257	294,151	179,106	60.9%
COST OF REVENUES	258,845	208,051	50,794	24.4%
Gross profit	214,412	86,100	128,312	149.0%
OPERATING EXPENSES:
General and administrative	444,930	314,084	130,846	41.7%
Sales and marketing	89,894	46,292	43,602	94.2%
Total operating expenses	534,824	360,376	174,448	48.4%
Loss from operations	(320,412)	(274,276)	(46,136)	16.8%
Interest expense	(116,277)	(77,608)	(38,669)	49.8%
Other income	—	2,000	(2,000)	(100.0)%
Net loss	$(436,689)	$(349,884)	$(86,805)	24.8%

Revenues. Revenues consist of product sales and royalties. Total revenues for the three months ended September 30, 2015 were $473,257, an increase of $179,106, or 60.9%, from $294,151 of total revenues for the three months ended September 30, 2014. Product sales increased $242,054, or 104.7%, to $473,257 for the three months ended September 30, 2015 from $231,203 for the three months ended September 30, 2014. Royalties decreased $62,948, or 100.0%, to none for the three months ended September 30, 2015 from $62,948 for the three months ended September 30, 2014. The increase in product sales is attributable to increased selling efforts and momentum during the three months ended September 30, 2015. The decrease in royalties is attributable to a lack of royalties from our international licensee in Brazil due to the current economic crisis in that country during the three month period ended September 30, 2015.

Cost of Revenues. Total cost of revenues for the three months ended September 30, 2015 were $258,845, an increase of $50,794, or 24.4%, from $208,051 for the three months ended September 30, 2014. Cost of product sales during the three months ended September 30, 2015 were 54.7% as compared to 90.0% during the three months ended September 30, 2014. The increase in cost of revenues is attributable to the 104.7% increase in product sales, offset by the decrease in product costs of sales during the three months ended September 30, 2015.

Gross Profit. Gross profit increased $128,312 to $214,412 for the three months ended September 30, 2015, from a gross profit of $86,100 for the three months ended September 30, 2014. The increase in gross profit reflects the decrease in product cost of sales, net of the decrease in royalties during the three months ended September 30, 2015. During the three months ended September 30, 2015, we realized a 45.3% gross profit on our product sales as compared to a 10.0% gross profit on product sales during the three months ended September 30, 2014. The lower gross profit achieved during the three months ended September 30, 2014 is attributable to liquidation of aged inventory items to prepare for inbound updated portfolio offerings with new technology and packaging. The improved gross profit achieved during the three months ended September 30, 2015, is attributable to improved materials sourcing.

General and Administrative Expenses. General and administrative expenses increased by $130,846 or 41.7%, to $444,930 for the three months ended September 30, 2015 from $314,084 for the three months ended September 30, 2014. General & administrative expenses for the three months ended September 30, 2015 are comprised of salaries and wages of $178,578, professional fees of $181,851, office expenses of $1,137, insurance of $19,675, rent of $15,182, travel of $10,413, and other of $38,093. General & administrative expenses for the three months ended September 30, 2014 are comprised of salaries and wages of $46,102, professional fees (including IPO expenses) of $214,260, office expenses of $1,743, insurance of $10,967, rent of $14,594, travel of $24,482, and $1,936 of other general and administrative expenses. The increase in general and administrative expenses during the three months ended September 30, 2015 is comprised of an increase in salaries and wages of $132,476, a decrease in professional fees of $32,409, a decrease in office expenses of $606, an increase of $8,708 in insurance expense, an increase of $588 of rent expense, a decrease of $14,069 of travel expenses, and a net $36,157 increase in other general and administrative expenses. The overall increase in general and administrative expenses is attributable to increased salaries and wages as we scale the Company for growth.

Sales and Marketing Expense. Sales and marketing expense increased $43,602 or 94.2%, to $89,894 for the three months ended September 30, 2015 from $46,292 for the three months ended September 30, 2014. This increase in sales and marketing expenses is commensurate with a net 70.4% increase in our revenues during the three months ended September 30, 2015.

Interest Expense. Interest expense increased by $38,669 to $116,277 for the three months ended September 30, 2015 from $77,608 for the three months ended September 30, 2014. The increase is largely due to the increased interest expense on the delayed draw note with the PIMCO Fund during the three months ended September 30, 2015. The principal balance of the PIMCO note was $,2,111,301 during the three months ended September 30, 2015, while the principal balance during the three months ended September 30, 2014, was $1,525,137. This increase in the principal balance resulted in an additional $23,333 of interest expense during the three months ended September 30, 2015, as compared to the three months ended September 30, 2015. During the three months ended September 30, 2015, we also incurred interest on the line of credit with Wells Fargo Bank. We did not have this loan facility in place during the three months ended September 30, 2014.

Other Income. During the three months ended September 30, 2014, we earned $2,000 of other income while during the three months ended September 30, 2015, we did not earn other income.

Net Loss. Net loss increased by $86,805 or 24.88% to a net loss of $436,689 for the three months ended September 30, 2015 from a net loss of $349,884 for the three months ended September 30, 2014. This decrease in our net loss is attributable to the increased expenses, as explained herein.

Liquidity and Capital Resources

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the consolidated financial statements, we incurred a net loss of $436,689 during the three months ended September 30, 2015, and losses are expected to continue in the near term. The accumulated deficit since inception is $6,447,180 at September 30, 2015. We have been funding our operations through private loans and the sale of equity interests in private placement transactions. See our discussion of our Credit Facility with PIMCO and our Equity Purchase Agreement with Kodiak Capital below. Our cash resources are insufficient to meet our planned business objectives without additional financing. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to further develop our product lines and licensing relationships to expand product sales and royalty revenues before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At September 30, 2015, we had $21,642 of cash on hand. We anticipate that our existing cash and cash equivalents, together with our cash from operating activities will not be sufficient to fund operations and expected growth through at least the next twelve months. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of September 30, 2015 and June 30, 2015, were as follows:

	September 30, 2015	June 30, 2015
Cash	$21,642	$51,016
Total current assets	$611,019	$721,703
Total assets	$717,673	$873,739
Total current liabilities	$997,674	$829,332
Total liabilities	$2,720,372	$2,534,749

At September 30, 2015, we had a working capital deficit of $386,655 compared to a working capital deficit of $107,629 at June 30, 2015. Current liabilities increased to $997,674 at September 30, 2015 from $829,332 at June 30, 2015, primarily as a result of increases in accounts payable and the bank line of credit.

Our operating activities used net cash of $48,598 for the three months ended September 30, 2015 compared to net cash used in operations of $113,295 for the three months ended September 30, 2014. The net cash used in operations for the three months ended September 30, 2015, reflects a net loss of $436,689, decreased by $131,490 in non-cash charges and by $256,601 net increase in the working capital accounts. The net cash used in operations for the three months ended September 30, 2014 reflects a net loss of $349,884, decreased by $36,938 in non-cash charges and by $199,651 net increase in the working capital accounts.

We did not have any cash related to investing activities in the three months ended September 30, 2015. Our net cash used in investing activities was $33,029 for the three months ended September 30, 2014. Our cash used in investing activities for the three months ended September 30, 2014, included $29,433 in purchases of equipment and $3,596 of intangible asset acquisition costs.

Our net cash provided by financing activities for the three months ended September 30, 2015 was $19,224, which consisted of $19,224 proceeds from the Wells Fargo Bank line of credit facility, our net cash provided by financing activities for the three months ended September 30, 2014 was none.

Credit Facility

On June 10, 2014, we entered into a Note Purchase Agreement (“Agreement”) with PIMCO Funds: Private Account Portfolio Series: PIMCO High Yield Portfolio, a separate investment portfolio of PIMCO Funds, a Massachusetts business trust (“PIMCO”) that authorized the issuance of up to $2,500,000. On June 12, 2014, we entered into a Senior Secured Note (“Note”) whereby we drew $1,500,000. The note bears interest at 14% and matures on June 12, 2017. Interest in payable monthly in arrears, provided that if no event of default has occurred, Obligor can elect to pay cash interest on each payment date at 9%, with the additional unpaid interest due on such dates added to the principal balance, The note bears an effective interest rate of 21%. This Note is collateralized by all of our assets. The Note includes various covenants, including but not limited to, having annual audited financial statements within 90 days of the end of the fiscal year.

On February 6, 2015, we drew an additional $500,000 under this facility to increase the principal amount payable (including the accrued interest added to the principal amount) under this note to $2,044,300 and on October 20, 2015, we drew the remaining $500,000 available under this facility to increase the amount payable under this note (with accrued interest) to $2,620,098. We issued 10,000 shares of our common stock to PIMCO as a loan fee in consideration of the October 2015 draw down. A replacement note was issued on each draw down date to reflect the note increase.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our last fiscal quarter ended September 30, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were effective as of September 30, 2015, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item. Please refer to “Risk Factors” contained in our Annual Report on Form 10-K for the year ended June 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See our Current Report on Form 8-K dated October 20, 2015 and filed on October 21, 2015.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

See our Current Report on Form 8-K dated October 20, 2015 and filed on October 21, 2015.

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

XFIT BRANDS, INC
(Registrant)

Date: November 16, 2015	By:	/s/ David E. Vautrin
David E. Vautrin
Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2015	By:	/s/ Robert J. Miranda
Robert J. Miranda
Chief Financial Officer (Principal Accounting Officer)

