Form 10-Q
period 2015-12-31
XFIT BRANDS, INC.
filed 2016-02-16
CIK 1623554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

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

As of February 16, 2016 there were 4,098,500 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XFit Brands, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2015	June 30, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$139,666	$51,016
Accounts receivable	208,888	92,823
Royalties receivable	65,413	75,000
Inventory	253,452	169,292
Prepaid expenses	206,235	333,572
Total Current Assets	873,654	721,703
Long Term Assets
Property and equipment, net	37,652	42,292
Other assets
Deposits	27,480	27,480
Intangible assets, net	37,472	52,264
TOTAL ASSETS	$976,258	$843,739
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$604,104	$446,063
Related party payable	95,620	95,620
Accrued expenses and interest	67,507	129,182
Customer deposits	210,100	158,467
Line of credit	34,197	—
Total Current Liabilities	1,011,528	829,332

Note payable, net	2,307,960	1,705,417
Total Liabilities	3,319,488	2,534,749

Commitments and contingencies (Note 8)	—	—

Stockholders’ Deficit
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and June 30, 2015	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 4,098,500 and 4,073,500 shares issued and outstanding as of December 31, 2015 and June 30, 2015, respectively	409	407
Additional paid in capital	4,444,505	4,319,074
Accumulated deficit	(6,788,144)	(6,010,491)
Total Stockholders’ Deficit	(2,343,230)	(1,691,010)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$976,258	$843,739

See accompanying notes to the condensed consolidated financial statements.

XFit Brands, Inc.

Condensed Consolidated Statements of Operations

For the three and six month periods ended December 31, 2015 and 2014 (Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
Revenues:
Product sales	$659,262	$542,118	$1,132,518	$773,321
Royalties	15,413	67,492	15,413	130,440
Net revenues	674,675	609,610	1,147,931	903,761

Cost of revenues	386,487	397,708	645,331	605,759
Gross Profit	288,188	211,902	502,600	298,002

Operating expenses
General and administrative	402,575	563,271	847,505	877,355
Sales and marketing	84,302	55,428	174,196	101,720
Total operating expenses	486,877	618,699	1,021,701	979,075

(Loss) Income from operations	(198,689)	(406,797)	(519,101)	(681,073)

Interest expense	(142,279)	(94,304)	(258,556)	(171,912)
Other income	—	12,758	—	14,757
Net (Loss) Income	$(340,968)	$(488,343)	$(777,657)	$(838,228)
Loss per common share - basic and diluted	$(0.09)	$(0.12)	$(0.19)	$(0.21)
Weighted average shares outstanding - basic and diluted	4,098,500	4,000,000	4,098,500	4,000,000

See accompanying notes to the condensed consolidated financial statements.

XFit Brands, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six month periods ended December 31, 2015 and 2014

	Six Month Periods Ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(777,657)	$(838,228)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	29,942	4,200
Amortization of debt issuance costs and loan discount	91,905	69,020
Stock based compensation	75,000	232,314
Value of options issued to employees	433	—
Changes in operating assets and liabilities:
Accounts receivable	(116,065)	(81,547)
Royalties receivable	9,587	18,133
Prepaid expenses	127,337	—
Inventory	(84,160)	(125,127)
Accounts payable	158,044	239,545
Accrued expenses and interest	(1,036)	71,151
Customer deposits	51,633	268,161
Net cash used in operating activities	(435,037)	(142,378)
Cash flows from investing activities
Acquisition of intangible assets	(8,999)	(3,596)
Purchase of property and equipment	(1,511)	(33,634)
Net cash used in investing activities	(10,510)	(37,230)
Cash flows from financing activities
Payoff of line of credit	(19,224)	—
Proceeds from line of credit	53,421	—
Proceeds from increase in PIMCO note payable	500,000	—
Net cash provided by financing activities	534,197	—
Net increase (decrease) in cash	88,650	(179,608)
Cash at beginning of period	51,016	360,323
Cash at end of period	$139,666	$180,715

Supplemental cash flow information:
Cash paid for interest	$103,305	$65,233
Non-cash investing and financing activities:
Value of common shares issued as a loan fee	$50,000	$—
Distribution	$—	$100,000
Issuance of common stock in exchange for LLC interests	$—	$400

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes as of and for the years ended June 30, 2015 and 2014, which were filed with the Company’s annual report form 10K on September 28, 2015. The results of operations for the six months ended December 31, 2015 are not necessarily indicative of results that may be expected for the year ending June 30, 2016, or for any other interim period.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of XFit, Holdings and TDINC. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company also consolidates any variable interest entities (“VIEs”), of which it is the primary beneficiary, as defined within Accounting Standards Codification (“ASC”) 810. The Company does not have any VIEs that are required to be consolidated as of December 31, 2015 or June 30, 2015.

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

Income (Loss) per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted net loss per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity. Diluted net loss per share is the same as basic net loss per share due to the lack of dilutive items. As of December 31, 2015 and June 30, 2015, the Company had 453,723 and 452,612, respectively, of potential shares exercisable that are attributable to the PIMCO warrant, which have been excluded as their effect is anti-dilutive.

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

Loan Discounts and Loan Fees

The Company amortizes loan discounts over the term of the loan using the effective interest method. Costs associated with obtaining financing are capitalized and amortized over the term of the related loans using the effective interest method. As of December 31, 2015 and June 30, 2015, the Company had total gross debt issuance costs of $199,632 and $149,632, respectively. Amortization of the debt issuance costs was $32,947 and $19,611 for the six month periods ended December 31, 2015 and 2014, respectively, which was recorded as a component of interest expense on the condensed consolidated statements of operations.

Subsequent Events

In accordance with ASC 855, the Company evaluated subsequent events through February 16, 2016, which was the date the consolidated financial statements were available for issue.

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at:

	December 31, 2015	June 30, 2015
	(Unaudited)
Office furniture and equipment	$48,193	$46,233
Warehouse equipment	15,254	13,254
Molds and dies	4,200	6,650
Total, cost	67,647	66,137
Accumulated Depreciation	(29,995)	(23,845)
Property and equipment, net	$37,652	$42,292

Depreciation expense for the six month periods ended December 31, 2015 and 2014 was $6,151 and $4,200, respectively.

NOTE 3 – INTANGIBLE ASSETS, NET

Intangible assets consisted of the following at:

	December 31, 2015	June 30, 2015
	(Unaudited)
Transformations exercise fitness program	$62,500	$62,500
Trademark and patent	7,811	4,396
Computer software	5,584	—
Total, cost	75,895	66,896
Accumulated amortization	(38,423)	(14,622)
Intangible assets, net	$37,472	$52,264

Amortization expense for the six months ended December 31, 2015 and 2014 was $23,791 and $270, respectively.

NOTE 4 – NOTE PAYABLE

The note payable is comprised of the following at:

	December 31, 2015	June 30, 2015
	(Unaudited)
Note payable	$2,620,098	$2,085,128
Add: accrued interest added to note principal	25,670	—
Less: unamortized loan discount	(218,113)	(277,070)
Less: unamortized debt issuance costs	(119,695)	(102,641)
Total note payable, net	$2,307,960	$1,705,417

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

On February 6, 2015, the Company drew down an additional $500,000 of funds on the PIMCO Note Payable. Following the February 6, 2015 draw, the principal balance payable (including accrued interest added to the principal amount) on the PIMCO note was $2,044,300, and the Company had an additional $500,000 available to draw on this loan facility. The full principal balance outstanding related to this note is due in June 2017.

The Note includes various covenants, including but not limited to, having annual audited financial statements within 90 days of the end of the fiscal year. At December 31, 2015, the Company is in compliance with all covenants.

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

On September 30, 2015, in consideration of the draw-down of the remaining $500,000 available on the PIMCO Note Payable, the Company issued 10,000 shares of its common stock at a fair value of $50,000 as determined by the Company’s board of directors. This amount was recorded as a loan fee to be amortized over the remaining term of the PIMCO Note Payable.

On October 20, 2015, the Company drew the remaining $500,000 available under its delayed draw note facility with PIMCO to increase the principal amount under this note (including the accrued interest added to the principal amount) to $2,620,098. A replacement note was issued on this date to reflect the note increase.

During the six month periods ended December 31, 2015 and 2014, the Company amortized $91,905 and $69,020, respectively, of the loan fees and discount which is recorded as a component of interest expense on the consolidated statements of operations.

NOTE 5 – BANK LINE OF CREDIT

On July 24, 2015, the Company entered into an unsecured line of credit with Wells Fargo Bank for up to $35,000. The line of credit bears interest at prime plus 4% and is personally guaranteed by the Company’s chief executive officer. As of September 30, 2015, the balance payable on the line of credit was $19,224, which amount was repaid on October 23, 2015. After October 23, 2015, the Company borrowed an additional $34,197 from this line of credit and has an unpaid balance on the line of credit of $34,197 as of December 31, 2015.

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Payable

As of December 31, 2015 and June 30, 2015, the Company has $95,620 of salaries and bonuses payable to four of its officers and membership interest holders. These bonuses were to cover income taxes relating to bonuses issued during 2009.

NOTE 7 – STOCKHOLDERS’ DEFICIT

On July 1, 2015, the Company issued 15,000 shares of its common stock valued at $75,000 to an employee as a signing bonus.

On July 15, 2015, the board of directors approved the issuance of 63,500 stock options to employees to be utilized on a performance and retention basis.

On September 30, 2015, the Company issued 10,000 shares of its common stock valued by the Company’s board of directors at $50,000 to PIMCO as a loan fee in consideration of the additional $500,000 draw-down on the PIMCO Note Payable that was funded on October 20, 2015. (See Note 4—Note Payable).

On November 17, 2015, the Company issued options to purchase 43,000 shares of stock to six employees for services rendered. (See Note 8—Commitments and Contingencies—Stock Incentive Plan)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

In June 2015, the Company entered into a lease agreement for approximately 25,788 square feet of warehouse and office space under a 38 month operating lease that commenced on October 1, 2015 and expires on October 31, 2018. The lease has monthly payments starting at $8,252 for the period October 1, 2015 through February 28, 2016. Thereafter with monthly payments ranging $16,504 to $17,509 over the term of the lease. The Company previously leased office and warehouse facilities under a lease which expired on November 30, 2015 pursuant to which it paid $4,865 per month which included operating expenses, insurance and property taxes

In June 2015, the Company entered into a sublease of a portion of the premises for the period October 1, 2015 through August 31, 2016, at a monthly rental rate of $5,000.

Rent expense for the six month periods ended December 31, 2015 and 2014, were $67,937 and $29,383, respectively.

Litigation

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the condensed consolidated financial statements with respect to any matters.

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

At December 31, 2015, the Company had not issued any shares under the plan and had granted options to purchase 43,000 shares under the plan.

On November 17, 2015, the Company granted 43,000 aggregate stock options to six employees. The value of the shares granted was determined to be $17,742 utilizing the Black-Scholes valuation model based on stock value of $5.00 at the date of issuance, a 5 year life of the options, a discount rate of 1.73%, and a zero percent stock volatility rate. For the six months ended December 31, 2015, the value of the stock options was $433 and was recorded as stock based compensation expense on the statement of operations.

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

Asset Purchase Agreement

On February 26, 2015, the Company entered into an Asset Purchase Agreement to acquire the exclusive rights, title, and interest in the Transformations exercise and fitness program. The purchase price was $62,500 which comprised of a $7,500 cash payment and eleven thousand (11,000) shares of the Company’s common stock that was valued at $55,000. The agreement also has a performance based earn out for a period of eighteen (18) months that is based on fifty percent (50%) of all programming services gross revenues derived from the Transformations program, up to a maximum earn out of $187,500. The earn out is payable in tranches and none of the tranches were met as of December 31, 2015.

Vendor Credit Agreements

On June 18 2015, the Company entered into a Stock Purchase Agreement with Ever Blooming Industrial Limited, whereby the Company issued 20,000 shares of its common stock at $5.00 per share. The purchase price is in the form of a manufacturing credit totaling $100,000 to use for future inventory purchases (the “Vendor Credit”). The Company can use all or part of the Vendor Credit over the next 12 months until the Vendor Credit is exhausted. As of December 31, 2015 and June 30, 2015, the Company had none and $100,000, respectively, of Vendor Credit included in prepaid expenses on the condensed consolidated balance sheets.

On June 26 2015, the Company entered into a Stock Purchase Agreement with Yayu General Machinery Co., LTD, whereby the Company issued 40,000 shares of its common stock at $5.00 per share. The purchase price is in the form of a manufacturing credit of $200,000 to use for future inventory purchases (the “Vendor Credit”). The Company can use all or part of the Vendor Credit over the next 12 months until the Vendor Credit is exhausted. As of Deceember 31, 2015 and June 30, 2015, the Company had $191,549 and $200,000, respectively, of Vendor Credit included in prepaid expenses in the condensed consolidated balance sheets.

NOTE 9 – SUBSEQUENT EVENTS

None

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

Overview

XFit Brands, Inc. was incorporated in September 2014 under the laws of the State of Nevada. As used herein, the terms “we,” “us,” “XFIT,” and the “Company” refer to XFit Brands, Inc. and its predecessors, subsidiaries, and affiliates, collectively, unless the context indicates otherwise. Our fiscal year end is June 30. Our principal office address is 25731 Commercentre Drive, Lake Forest, CA 92630. Our telephone number is (949) 916-9680. As of February 16, 2016 we had 8 employees.

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

Results of Operations

For the next twelve months, our current operating plan is focused on the development and sale of training and competition cages, training and protective gear for the Mixed Martial Arts (“MMA”), fitness, training, and exercise industry.

Our long term growth strategy includes expanding our presence in the fitness, training, and exercise community; leveraging our MMA core credibility and heritage; developing strategic alliances; and acquiring other companies in the fitness, training, and exercise industry to leverage our asset base, manufacturing infrastructure, market presence, and experienced personnel.

As is discussed further in the Liquidity and Capital Resources section below, we have limited funds to support our operations. Our continuation as a going concern subsequent to the year ended June 30, 2015 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. Based on our current business plan, we currently estimate we will need up to an additional $643,000 of financing to execute our business plan over the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern.

Three months ended December 31, 2015 Compared to the Three Months Ended December 31, 2014

Our revenue, operating expenses, and net income (loss) from operations for the three month period ended December 31, 2015 as compared to the three month period ended December 31, 2014 are set forth below.

	Three Months Ended December 31:
	2015	2014	Change	% Change Increase (Decrease)
REVENUES
Product sales	$659,262	$542,118	$117,144	21.6%
Royalties	15,413	67,492	(52,079)	(77.2)%
Net revenues	674,675	609,610	65,065	10.7%
COST OF REVENUES	386,487	397,708	(11,221)	(2.8)%
Gross profit	288,188	211,902	76,286	36.0%
OPERATING EXPENSES:
General and administrative	402,575	563,271	(160,696)	(28.5)%
Sales and marketing	84,302	55,428	28,874	52.1%
Total operating expenses	486,877	618,699	(131,822)	(21.3)%
(Loss) income from operations	(198,689)	(406,797)	208,108	51.2%
Interest expense	(142,279)	(94,304)	(47,975)	50.9%
Other income	—	12,758	12,758	100.0%
Net loss	$(340,968)	$(488,343)	$147,375	30.2%

Revenues. Revenues consist of product sales and royalties. Total revenues for the three months ended December 31, 2015 were $674,675, an increase of $65,065, or 10.7%, from $609,610 of total revenues for the three months ended December 31, 2014. Product sales increased $117,144, or 21.6%, to $659,262 for the three months ended December 31, 2015 from $542,118 for the three months ended December 31, 2014. The increase in product sales is attributable to increased selling efforts and momentum during the three months ended December 31, 2015. Royalties from international distributors were $15,413 and $67,492 for the three months ended December 31, 2015 and 2014, respectively. The decrease in royalties is attributable to a lack of royalties from our Brazilian partner due to the current economic climate in Brazil.

Cost of Revenues. Total cost of revenues for the three months ended December 31, 2015 were $386,487, a decrease of $11,221, or 2.8%, from $397,708 for the three months ended December 31, 2014. Cost of product sales during the three months ended December 31, 2015 were 58.6% as compared to 73.4% during the three months ended December 31, 2014. The decrease in cost of revenues is attributable to the decrease in product sales costs as a percentage of revenues form 73.4% during the three months ended December 31, 2014 as compared to 58.6% during the three months ended December 31, 2015.

Gross Profit. Gross profit increased $76,286 to $288,188 for the three months ended December 31, 2015, from a gross profit of $211,902 for the three months ended December 31, 2014. The increase in gross profit reflects the decrease in product cost of sales, and the $15,413 in royalties during the three months ended December 31, 2014. During the three months ended December 31, 2014, we realized a 26.6% gross profit on our product sales as compared to a 41.4% gross profit on product sales during the three months ended December 31, 2015.

General and Administrative Expenses. General and administrative expenses decreased by $160,696, or 28.5%, to $402,575 for the three months ended December 31, 2015 from $563,271 for the three months ended December 31, 2014. General and administrative expenses for the three months ended December 31, 2015 are comprised of salaries and wages of $40,436, office expenses of $614, insurance of $27,776, rent of $34,883, professional fees of $72,853, travel of $12,138, stock-based compensation of $75,433, SEC financial reporting expenses of $60,380, and other of $78,061. General and administrative expenses for the three months ended December 31, 2014 are comprised of salaries and wages of $93,336, professional fees of $50,244, office expenses of $5,055, insurance of $10,302, rent of $14,789, SEC registration expenses, (including accounting, legal, audit and filing fees) of $141,998, a decrease in capital commitment fee of $197,314, travel of $549, and other of $49,684. The decrease in general and administrative expenses during the three months ended December 31, 2015 is comprised of a decrease in salaries and wages of $52,900, increase in professional fees of $22,609, a decrease in office expenses of $4,441, an increases in insurance expense of $17,474 an increase of $20,094 of rent expense, an increase in travel of $11,589, an increase in stock based compensation of $75,433, a decrease in IPO expenses of $141,998 decrease in capital commitment fee of $197,314, and a net $28,377 increase in other general and administrative expenses. The overall decrease in general and administrative expenses is attributable to decreased expenses for SEC registration fees, increased expenses for stock based compensation, net of a decrease in capital commitment fees and decrease in other general and administrative expenses.

Sales and Marketing Expense. Sales and marketing expense increased $28,874, or 52.1%, to $84,302 for the three months ended December 31, 2015 from $55,428 for the three months ended December 31, 2014. This increase in sales and marketing expenses is commensurate with a net 10.7% increase in our product sales during the three months ended December 31, 2015 and the added salary cost of a sales manager.

Interest Expense. Interest expense increased by $47,975 to $142,279 for the three months ended December 31, 2015 from $94,304 for the three months ended December 31, 2014. The increase is largely due to the increased interest expense on the increased balance of the delayed draw note with the PIMCO Fund during the three months ended December 31, 2015 and the amortization of loan discounts and loan fees.

Other Income. During the three months ended December 31, 2014, we realized $12,758 of other income while during the three months ended December 31, 2015 we realized zero of other income.

Net Loss. Net loss decreased by $147,375 or 30.2% to a net loss of $340,968 for the three months ended December 31, 2015 from a net loss of $488,343 for the three months ended December 31, 2014. This increase in our net loss is attributable to the increased revenues and decreased expenses, as explained herein.

Six months ended December 31, 2015 Compared to the Six Months Ended December 31, 2014

Our revenue, operating expenses, and net (loss) income from operations for the six month period ended December 31, 2015 as compared to the six month period ended December 31, 2014 are set forth below.

	Six Months Ended December 31:
	2015	2014	Change	% Change Increase (Decrease)
REVENUES
Product sales	$1,132,518	$773,321	$359,197	46.4%
Royalties	15,413	130,440	(115,027)	(88.2)%
NET REVENUES	1,147,931	903,761	244,170	27.0%
COST OF REVENUES	645,331	605,759	39,572	6.5%
Gross profit	502,600	298,002	204,598	68.7%
OPERATING EXPENSES:
General and administrative	847,505	877,355	(29,850)	(3.42)%
Sales and marketing	174,196	101,720	72,476	71.3%
Total operating expenses	1,021,701	979,075	42,626	4.4%
(Loss) income from operations	(519,101)	(681,073)	161,972	23.8%
Interest expense	(258,556)	(171,912)	(86,644)	(50.4)%
Other income	—	$14,757	(14,757)	(100.0)%
Net (loss) income	$(777,657)	$(838,228)	$60,571	7.2%

Revenues. Total revenues for the six months ended December 31, 2015 were $1,147,931, an increase of $244,170, or 27.0%, from $903,761 of total revenues for the six months ended December 31, 2014. Product sales increased $359,197, or 46.4%, to $1,132,518 for the six months ended December 31, 2015 from $773,321 for the six months ended December 31, 2014. The increase in product sales is attributable to the active sales and marketing program launched during 2015. Royalties from international distributors were $15,413, a decrease by $115,027 for the six months ended December 31, 2015, as compared to $130,440 of royalties for the six months ended December 31, 2014. The decrease in royalties is attributable to the economic downturn in Brazil which severely impeded our Brazilian partner to sell product and pay royalties.

Cost of Revenues. Total cost of revenues for the six months ended December 31, 2015 were $645,331, an increase of $39,572, or 6.5%, from $605,759 for the six months ended December 31, 2014. Cost of product sales during the six months ended December 31, 2015 were 57.0% as compared to 78.3% during the six months ended December 31, 2014. The increase in costs of revenues is attributable to the increased product and the improved product cost of sales percentages during the six months ended December 31, 2015.

Gross Profit. Gross profit increased $204,598 to $502,600 for the six months ended December 31, 2015, from a gross profit of $298,002 for the six months ended December 31, 2014. The increase in gross profit reflects the increase in product sales and the improved gross profit margin on product sales during the six months ended December 31, 2015. During the six months ended December 31, 2015, we realized a 43.0% gross profit on our product sales as compared to a 21.7% gross profit realized on product sales during the six months ended December 31, 2014.

General and Administrative Expenses. General and administrative expenses decreased by $29,850, or 3.7%, to $847,505 for the six months ended December 31, 2015 from $877,355 for the six months ended December 31, 2014. General and administrative expenses for the six months ended December 31, 2015 are comprised of salaries and wages of $219,014, professional fees of $151,866, office expenses of $1,752, insurance of $47,451, rent of $67,937, SEC financial reporting expenses, (including accounting, legal, audit and edgar/XBRL filing service fees) of $163,218, travel of $23,704, stock based compensation of $75,433, and other of $97,130. General and administrative expenses for the six months ended December 31, 2014 are comprised of salaries and wages of $146,072, professional fees of $101,536, expenses associated with our initial public offering of $291,824, insurance of $21,268, rent of $29,383, office expenses of $8,718, capital commitment fee of $197,314, travel of $29,445, and other of $51,795. The decrease in general and administrative expenses during the six months ended December 31, 2015 is comprised of an increase in salaries and wages of $72,942, a decrease in SEC financial reporting expenses of $291,824, an increase in expenses associated with our initial public offering of $163,218, a decrease in office expenses of $6,966, an increase in professional fees of $50,330 a decrease in capital commitment fee of $197,314, an increase of $26,183 in insurance expense, an increase of $38,554 in rent expense, a decrease in travel of $5,741, an increase in stock based compensation of $75,433, and a net $45,335 increase in other general and administrative expenses. The overall decrease in general and administrative expenses is attributable to decreased expenses for professional fees relating to the audit, accounting, legal fees capital commitment fees associated with the initial public offering of our securities, offset by an increase in stock based compensation.

Sales and Marketing Expense. Sales and marketing expense increased $72,476, or 71.3%, to $174,196 for the six months ended December 31, 2015 from $101,720 for the six months ended December 31, 2014. This increase in sales and marketing expenses is attributable to increased sales and marketing personnel that were employed during the six months ended December 31, 2015 and increased sales commissions due to a 46.4% increase in sales.

Interest Expense. Interest expense increased by $86,644 to $258,556 for the six months ended December 31, 2015 from $171,912 for the six months ended December 31, 2014. The increase is largely due to the increased interest expense on the delayed draw note with the PIMCO Fund during the six months ended December 31, 2015 and the amortization of $92,905 of loan fees and discounts during the six months ended December 31, 2015.

Other Income. During the six months ended December 31, 2014, we realized $14,757 of other income while during the six months ended December 31, 2015 we did not realize comparable other income.

Net Loss. Net loss decreased by $60,571 or 7.2% to a net loss of $777,657 for the six months ended December 31, 2015 from net loss of $838,228 for the six months ended December 31, 2014. This increase in our net loss is attributable to the increased revenues and increased expenses, as explained herein.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the condensed consolidated financial statements, we incurred a net loss of $777,657 during the six months ended December 31, 2015, and losses are expected to continue in the near term. The accumulated deficit since inception is $6,788,144 at December 31, 2015. We have been funding our operations through private loans and the sale of equity interests in private placement transactions. See our discussion of our Credit Facility with PIMCO and our Equity Purchase Agreement with Kodiak Capital below. Our cash resources are insufficient to meet our planned business objectives without additional financing. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to further develop our product lines and licensing relationships to expand product sales and royalty revenues before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At December 31, 2015, we had $139,666 of cash on hand. We anticipate that our existing cash and cash equivalents, together with our cash from operating activities will not be sufficient to fund operations and expected growth through at least the next twelve months. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

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

The success of our ability to continue as a going concern is dependent upon obtaining new customers for our products and new licensees to generate royalty revenues, and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue in the near future. We believe that we are able to fund our immediate operations, working capital requirements, and debt service requirements with existing working capital, cash flows generated from operations, and if available, under our equity purchase agreement with Kodiak.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of September 30, 2015 and June 30, 2015, were as follows:

	December 31, 2015	June 30, 2015
Cash	$139,666	$51,016
Total current assets	$873,654	$721,703
Total assets	$976,258	$843,739
Total current liabilities	$1,011,528	$829,332
Total liabilities	$3,319,488	$2,534,749

At December 31, 2015, we had a working capital deficit of $137,874 compared to a working capital deficit of $107,629 at June 30, 2015. Current liabilities increased to $1,011,528 at December 31, 2015 from $829,332 at June 30, 2015, primarily as a result of increases in accounts payable, customer deposits, and the bank line of credit.

Our operating activities used net cash of $435,037 for the six months ended December 31, 2015 compared to net cash used in operations of $142,378 for the six months ended December 31, 2014. The net cash used in operations for the six months ended December 31, 2015, reflects a net loss of $777,657, decreased by $197,280 in non-cash charges and by $145,340 net increase in the working capital accounts. The net cash used in operations for the six months ended December 31, 2014 reflects a net loss of $838,228, decreased by $305,534 in non-cash charges and by $390,316 net increase in the working capital accounts.

Our net cash used in investing activities was $10,510 for the six months ended December 31, 2015, comprised of $8,999 of intangible asset acquisitions and $1,511 of equipment acquisitions. Our cash used in investing activities for the six months ended December 31, 2014, was $37,230 that included $33,634 in purchases of equipment and $3,596 of intangible asset acquisition costs.

Our net cash provided by financing activities for the six months ended December 31, 2015 was $534,197, which consisted of $500,000 in cash proceeds from our October 2015 draw-down on the PIMCO Note Payable, $53,421 in proceeds from the Well Fargo Bank line of credit, offset by payment of $19,224 on the Wells Fargo Bank line of credit. We did not have any cash proceeds related to financing activities in the six months ended December 31, 2014.

Credit Facility

On June 10, 2014, we entered into a Note Purchase Agreement (“Agreement”) with PIMCO Funds: Private Account Portfolio Series: PIMCO High Yield Portfolio, a separate investment portfolio of PIMCO Funds, a Massachusetts business trust (“PIMCO”) that authorized the issuance of up to $2,500,000. On June 12, 2014, we entered into a Senior Secured Note (“Note”) whereby we drew $1,500,000. The note bears interest at 14% and matures on June 12, 2017. Interest is payable monthly in arrears, provided that if no event of default has occurred, Obligor can elect to pay cash interest on each payment date at 9%, with the additional unpaid interest due on such dates added to the principal balance, The note bears an effective interest rate of 21%. This Note is collateralized by all of our assets. The Note includes various covenants, including but not limited to, having annual audited financial statements within 90 days of the end of the fiscal year.

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

Equity Purchase Agreement with Kodiak Capital LLC

On December 17, 2014, we entered into an Equity Purchase Agreement (“Equity Purchase Agreement”) with Kodiak Capital LLC. The Equity Purchase Agreement provides us with a financing (the “Financing”) whereby the registrant can issue and sell to Kodiak, from time to time, shares of our common stock (the “Put Shares” ) up to an aggregate purchase price of $5.0 million (the “Maximum Commitment Amount”) during the Commitment Period (as defined below). Under the terms of the Equity Purchase Agreement, we have the right to deliver from time to time a Put Notice to Kodiak stating the dollar amount of Put Shares (up to $500,000 under any individual Put Notice) that we intend to sell to Kodiak with the price per share based on the following formula: seventy-five percent (75%) of the lowest closing bid price of our common stock during the period beginning on the date of the Put Notice and ending five (5) days thereafter. Under the Equity Purchase Agreement, we may not deliver the Put Notice until after the resale of the Put Shares has been registered pursuant to a registration statement filed with the Securities and Exchange Commission. Additionally, provided that the Equity Purchase Agreement does not terminate earlier, during the period beginning on the trading day immediately following the effectiveness of the registration statement and ending December 31, 2016, we may deliver the Put Notice or Notices (up to the Maximum Commitment Amount) to Kodiak (the “Commitment Period”). In addition, in no event shall Kodiak be entitled to purchase that number of Put Shares which when added to the sum of the number of shares of common stock already beneficially owned by Kodiak would exceed 9.99% of the number of shares of common stock outstanding on the applicable closing date.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our last fiscal quarter ended December 31, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were effective as of December 31, 2015, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

1.	See our Current Report on Form 8-K dated October 20, 2015 and filed on October 21, 2015.

2.	On November 17, 2015, we issued options to purchase 43,000 shares of our common stock to six (6) employees in consideration of services rendered at an exercise price of $5.00 per share. The issuances were exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On December 26, 2015, we terminated our previously announced $2 million common stock offering. We did not sell any shares of common stock under this offering. We also terminated our engagement agreement with Carrolton Capital Partners, LLC dba Offerboard Securities, the placement agent for such terminated offering, on this date.

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

XFIT BRANDS, INC
(Registrant)

Date: February 16, 2016	By:	/s/ David E. Vautrin
David E. Vautrin
Chief Executive Officer (Principal Executive Officer)

Date: February 16, 2016	By:	/s/ Robert J. Miranda
Robert J. Miranda
Chief Financial Officer (Principal Accounting Officer)

