Form 10-Q
period 2016-03-31
XFIT BRANDS, INC.
filed 2016-05-16
CIK 1623554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

As of May 16, 2016 there were 20,592,500 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

XFit Brands, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2016	June 30, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$32,892	$51,016
Accounts receivable	182,209	92,823
Royalties receivable	65,413	75,000
Inventory	278,993	169,292
Prepaid expenses	143,974	333,572
Total Current Assets	703,481	721,703
Long Term Assets
Property and equipment, net	37,904	42,292
Other assets
Deposits	23,466	27,480
Intangible assets, net	25,212	52,264
TOTAL ASSETS	$790,063	$843,739
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$713,276	$446,063
Related party payable	95,620	95,620
Accrued expenses and interest	97,685	129,182
Customer deposits	108,850	158,467
Line of credit	34,194	—
Total Current Liabilities	1,049,625	829,332

Note payable, net	2,392,056	1,705,417
Total Liabilities	3,441,681	2,534,749

Commitments and contingencies (Note 8)	—	—

Stockholders’ Deficit
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and June 30, 2015	—	—
Common stock, $0.0001 par value, 1,250,000,000 shares authorized, 20,592,500 and 20,367,500 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	2,059	2,037
Additional paid in capital	4,502,855	4,317,444
Accumulated deficit	(7,156,532)	(6,010,491)
Total Stockholders’ Deficit	(2,651,618)	(1,691,010)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$790,063	$843,739

See accompanying notes to the condensed consolidated financial statements.

XFit Brands, Inc.

Condensed Consolidated Statements of Operations

For the three and nine month periods ended March 31, 2016 and 2015 (Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
Revenues:
Product sales	$681,431	$526,826	$ 1, 813,949	$1,300,148
Royalties	—	62,500	15,413	192,940
Net revenues	681,431	589,326	1,829,362	1,493,088

Cost of revenues	376,140	376,828	1,021,471	982,587
Gross Profit	305,291	212,498	807,891	510,501

Operating expenses
General and administrative	437,403	310,142	1,284,908	1,187,497
Sales and marketing	88,305	126,124	262,501	227,845
Total operating expenses	525,708	436,266	1,547,409	1,415,342

(Loss) Income from operations	(220,417)	(223,768)	(739,518)	(904,841)

Interest expense	(147,974)	(107,007)	(406,530)	(278,918)
Other income	—	—	—	14,758
Net (Loss) Income	$(368,391)	$(330,775)	$(1,146,048)	$(1,169,001)
Loss per common share – basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.06)
Weighted average shares outstanding – basic and diluted	20,492,500	20,000,000	20,488,955	20,000,000

See accompanying notes to the condensed consolidated financial statements.

XFit Brands, Inc.

Condensed Consolidated Statements of Cash Flows

For the nine month periods ended March 31, 2016 and 2015 (Unaudited)

	Nine Month Periods Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(1,146,048)	$(1,169,001)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	45,551	11,544
Amortization of debt issuance costs and loan discount	142,696	106,700
Stock based compensation	135,000	232,314
Value of options issued to employees	433	—
Changes in operating assets and liabilities:
Accounts receivable	(89,386)	(75,653)
Royalties receivable	9,587	(6,867)
Inventory	(109,701)	(16,625)
Prepaid expenses	189,598	(9,989)
Deposits	4,014	—
Accounts payable	267,222	224,403
Accrued expenses and interest	62,445	112,763
Customer deposits	(49,618)	81,530
Net cash used in operating activities	(538,207)	(508,881)
Cash flows from investing activities
Acquisition of intangible assets	(9,000)	(11,096)
Purchase of property and equipment	(5,111)	(51,389)
Net cash used in investing activities	(14,111)	(62,485)
Cash flows from financing activities
Payment of line of credit	(19,227)	—
Proceeds from line of credit	53,421	—
Payment of related party payable	—	(42,626)
Debt issuance costs	—	(25,969)
Proceeds from increase in PIMCO note payable	500,000	500,000
Net cash provided by financing activities	534,194	431,405
Net decrease in cash	(18,124)	(139,961)
Cash at beginning of period	51,016	360,323
Cash at end of period	$32,892	$220,362

Supplemental cash flow information:
Cash paid for interest	$115,860	$199,689
Non-cash investing and financing activities:
Value of common shares issued as a loan fee	$50,000	$—
Distribution	$—	$100,000
Issuance of common stock in exchange for LLC interests	$—	$55,000

See accompanying notes to the condensed consolidated financial statements.

XFit Brands, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

These financial statements represent the condensed consolidated financial statements of XFit and its wholly owned operating subsidiaries Throwdown Industries Holdings, LLC (“Holdings”), Throwdown Holdings, LLC (“TDLLC”), and Throwdown Industries, Inc. (“TDINC”). On September 26, 2014, XFit entered into a Contribution and Exchange Agreement with TD Legacy, LLC (“TD Legacy”) and Holdings under which TD Legacy contributed all of its membership interest in Holdings to XFit in exchange for the issuance by XFit of 20,000,000 shares of common stock to TD Legacy. The result of this transaction was that Holdings became a wholly owned subsidiary of XFit.

Forward Stock Split

On March 28, 2016, the Board of Directors approved a 1-for-5 forward split of its outstanding shares of common stock (and proportional increase of its authorized common stock from 250 million shares to 1.25 billion shares) with a record date of April 14, 2016 and an effective date of April 15, 2016. Prior to the split, the Company had 4,118,500 shares issued and outstanding and after the split, the Company had 20,592,500 shares issued and outstanding. All references in the unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements, numbers of shares, and share amounts have been retroactively restated to reflect the 1-for-5 forward split, unless explicitly stated otherwise.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes as of and for the years ended June 30, 2015 and 2014, which were filed with the Company’s annual report form 10K on September 28, 2015. The results of operations for the nine months ended March 31, 2016 are not necessarily indicative of results that may be expected for the year ending June 30, 2016, or for any other interim period.

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU-2015-03”). ASU 2015-03 requires companies to present debt issuance costs as a direct deduction from the carrying value of that debt liability. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Income (Loss) per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted net loss per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity. Diluted net loss per share is the same as basic net loss per share due to the lack of dilutive items. As of March 31, 2016 and June 30, 2015, the Company had 2,311,945 and 2,263,060, respectively, of potential shares exercisable that are attributable to the PIMCO warrant, which have been excluded as their effect is anti-dilutive.

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

Loan Discounts and Loan Fees

The Company amortizes loan discounts over the term of the loan using the effective interest method. Costs associated with obtaining financing are capitalized and amortized over the term of the related loans using the effective interest method. As of March 31, 2016 and June 30, 2015, the Company had total gross debt issuance costs of $199,632 and $149,632, respectively. Accumulated amortization of the debt issuance costs was $99,982 and $46,990 as of March 31, 2016 and December 31, 2015, respectively.

Subsequent Events

In accordance with ASC 855, the Company evaluated subsequent events through May 16, 2016, which was the date the consolidated financial statements were available for issue.

NOTE 2 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at:

	March 31, 2016	June 30, 2015
	(Unaudited)
Office furniture and equipment	$51,794	$46,233
Warehouse equipment	15,254	13,254
Molds and dies	4,200	6,650
Total, cost	71,248	66,137
Accumulated Depreciation	(33,344)	(23,845)
Property and equipment, net	$37,904	$42,292

Depreciation expense for the nine month periods ended March 31, 2016 and 2015 was $9,499 and $7,532, respectively.

NOTE 3 - INTANGIBLE ASSETS, NET

Intangible assets consisted of the following at:

	March 31, 2016	June 30, 2015
	(Unaudited)
Transformations exercise fitness program	$62,500	$62,500
Trademark and patent	7,811	4,396
Computer software	5,584	—
Total, cost	75,895	66,896
Accumulated amortization	(50,683)	(14,632)
Intangible assets, net	$25,212	$52,264

Amortization expense for the nine months ended March 31, 2016 and 2015 was $36,051 and $3,742, respectively.

NOTE 4 - NOTE PAYABLE

The note payable is comprised of the following at:

	March 31, 2016	June 30, 2015
	(Unaudited)
Note payable	$2,620,098	$2,085,128
Add: accrued interest added to note principal	58,970	—
Less: unamortized loan discount	(187,362)	(277,070)
Less: unamortized debt issuance costs	(99,650)	(102,641)
Total note payable, net	$2,392,056	$1,705,417

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

The Note includes various covenants, including but not limited to, having annual audited financial statements within 90 days of the end of the fiscal year. Effective March 31, 2016, the Company is in compliance with all covenants.

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

On September 30, 2015, in consideration of the draw-down of the remaining $500,000 available on the PIMCO Note Payable, the Company issued 50,000 shares of its common stock at a fair value of $50,000 as determined by the Company’s board of directors. This amount was recorded as a loan fee to be amortized over the remaining term of the PIMCO Note Payable.

On October 20, 2015, the Company drew the remaining $500,000 available under its delayed draw note facility with PIMCO to increase the principal amount under this note (including the accrued interest added to the principal amount) to $2,620,098. A replacement note was issued on this date to reflect the note increase.

During the nine month periods ended March 31, 2016 and 2015, the Company amortized $142,696 and $106,700, respectively, of the loan fees and discount which is recorded as a component of interest expense on the consolidated statements of operations.

NOTE 5 - BANK LINE OF CREDIT

On July 24, 2015, the Company entered into an unsecured line of credit with Wells Fargo Bank for up to $35,000. The line of credit bears interest at prime plus 4% and is personally guaranteed by the Company’s chief executive officer. As of September 30, 2015, the balance payable on the line of credit was $19,224, which amount was repaid on October 23, 2015. After October 23, 2015, the Company renewed the line of credit and borrowed an additional $34,197. This line of credit has an unpaid balance of $34,194 as of March 31, 2016.

NOTE 6 - RELATED PARTY TRANSACTIONS

Related Party Payable

As of March 31, 2016 and June 30, 2015, the Company had $95,620 of salaries and bonuses payable to four of its officers and membership interest holders. These bonuses were to cover income taxes relating to bonuses issued during 2009 and current salaries payable.

NOTE 7 - STOCKHOLDERS’ DEFICIT

On July 1, 2015, the Company issued 75,000 shares of its common stock valued at $75,000 to an employee as a signing bonus.

On July 15, 2015, the board of directors approved the issuance of 317,500 stock options to employees to be utilized on a performance and retention basis.

On September 30, 2015, the Company issued 50,000 shares of its common stock valued by the Company’s board of directors at $50,000 to PIMCO as a loan fee in consideration of the additional $500,000 draw-down on the PIMCO Note Payable that was funded on October 20, 2015. (See Note 4-Note Payable).

On November 17, 2015, the Company issued options to purchase 215,000 shares of stock to six employees for services rendered. (See Note 8-Commitments and Contingencies-Stock Incentive Plan)

On February 23, 2016, the Company issued 50,000 shares of common stock to an employee and 50,000 shares of common stock to a consultant as part of their former agreements with XFit Brands. The shares were valued at $60,000.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

In June 2015, the Company entered into a lease agreement for approximately 25,788 square feet of warehouse and office space under a 38 month operating lease that commenced on October 1, 2015 and expires on October 31, 2018. The lease has monthly payments starting at $8,252 for the period October 1, 2015 through February 28, 2016. Thereafter, monthly payments range from $16,504 to $17,509 over the term of the lease. The Company previously leased office and warehouse facilities under a lease which expired on November 30, 2015 pursuant to which it paid $4,865 per month which included operating expenses, insurance and property taxes.

In June 2015, the Company entered into a sublease of a portion of the premises for the period October 1, 2015 through August 31, 2016, at a monthly rental rate of $5,000 plus a pro-rata portion of the utilities.

Rent expense for the nine month periods ended March 31, 2016 and 2015, were $119,303 and $44,565, respectively.

Litigation

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the condensed consolidated financial statements with respect to any matters.

Stock Incentive Plan

On October 21, 2014, the Board of Directors and the Company’s sole stockholder adopted the 2014 Stock Incentive Plan. The purpose of the 2014 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for management and growth of the Company with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of stock options and common stock under the plan supports and increases the Company’s ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which the Company depends. The total number of shares available for the grant of either stock options or compensation stock under the plan is 3,000,000 shares of common stock, subject to adjustment. The Board of Directors administers the plan and has full power to grant stock options.

On November 17, 2015, the Company issued 215,000 aggregate stock options to six employees. The value of the shares issued was determined to be $433 utilizing the Black-Scholes valuation model based on stock value of $1.00 at the date of issuance, a 5 year life of the options, a discount rate of 1.73%, and a zero percent stock volatility rate. The value of the stock options was $433 and was recorded as stock based compensation expense during the nine months ended March 31, 2016.

At March 31, 2016, the Company had not issued any shares under the plan and had granted options to purchase 215,000 shares under the plan.

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

Asset Purchase Agreement

On February 26, 2015, the Company entered into an Asset Purchase Agreement to acquire the exclusive rights, title, and interest in the Transformations exercise and fitness program. The purchase price was $62,500 which comprised of a $7,500 cash payment and fifty-five thousand (55,000) shares of the Company’s common stock that was valued at $55,000. The agreement also had a performance based earn out for a period of eighteen (18) months that is based on fifty percent (50%) of all programming services gross revenues derived from the Transformations program, up to a maximum earn out of $187,500. The earn out is payable in tranches and none of the tranches were met as of March 31, 2016.

Vendor Credit Agreements

On June 18 2015, the Company entered into a Stock Purchase Agreement with Ever Blooming Industrial Limited, whereby the Company issued 100,000 shares of its common stock at $1.00 per share. The purchase price is in the form of a manufacturing credit totaling $100,000 to use for future inventory purchases (the “Vendor Credit”). The Company can use all or part of the Vendor Credit over the next 12 months until the Vendor Credit is exhausted. As of March 31, 2016 and June 30, 2015, the Company had $0 and $100,000, respectively, of Vendor Credit included in prepaid expenses on the condensed consolidated balance sheets.

On June 26 2015, the Company entered into a Stock Purchase Agreement with Yayu General Machinery Co., LTD, whereby the Company issued 200,000 shares of its common stock at $1.00 per share. The purchase price is in the form of a manufacturing credit of $200,000 to use for future inventory purchases (the “Vendor Credit”). The Company can use all or part of the Vendor Credit over the next 12 months until the Vendor Credit is exhausted. As of March 31, 2016 and June 30, 2015, the Company had $143,376 and $200,000, respectively, of Vendor Credit included in prepaid expenses in the condensed consolidated balance sheets.

NOTE 9 - SUBSEQUENT EVENTS

On April 15, 2016, we effectuated a 1-for-5 forward stock split of our common stock, or the Stock Split and a proportional increase in our authorized common stock. As a result of the Stock Split, every one share of our pre-Stock Split common stock was reclassified into five shares of our common stock, see comment in Note 1 above.

On May 3, 2016, the Company entered into a Securities Purchase Agreement (“SPA”) with a single accredited investor (“Investor”) under which it issued and sold to Investor a promissory note in the principal amount of $125,000 (the “Note”). The Note has a maturity date of December 31, 2016 and an original issue discount of $20,000. In addition, the Company agreed to pay Investor’s expenses in connection with the SPA and issuance of the Note. Accordingly, the Company received net proceeds from Investor of $100,000, which proceeds were used for investor relation services.

So long as the Note is outstanding, upon any issuance by us of any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to Investor in the Note or the Securities Purchase Agreement, then we will notify Investor of such additional or more favorable term and such term, at Investor’s option, shall become a part of the Note and/or Securities Purchase Agreement. The types of terms contained in another security that may be more favorable to the holder of such security include, but are not limited to, terms interest rates, and original issue discounts.

Interest shall not accrue on the unpaid principal balance of this Note unless an Event of Default occurs. Upon the occurrence of an Event of Default, the outstanding balance of this Note shall bear interest at the lesser of the rate of fifteen percent (15%) per annum or the maximum rate permitted by applicable law. The Note has a prepayment deadline of November 3, 2016. Events of Default under the Note include failure to pay any amounts when due, including on the prepayment deadline, breach of covenants or representations and warranties or upon voluntary bankruptcy or insolvency proceedings.

At any time following the occurrence of an Event of Default, Investor may, by written notice to us, declare all unpaid principal, plus all accrued interest and other amounts due hereunder to be immediately due and payable at an amount equal to 125% of the outstanding principal amount of the Note at the time of the default (“Mandatory Default Amount”); provided, however, that for an Event of Default for failure to pay the Note in full on the Prepayment Deadline, Investor will not accelerate the Note unless we fail to pay the Mandatory Default Amount (plus all accrued interest from and after the Event of Default) on the Maturity Date.

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

Overview

XFit Brands, Inc. was incorporated in September 2014 under the laws of the State of Nevada. As used herein, the terms “we,” “us,” “XFIT,” and the “Company” refer to XFit Brands, Inc. and its predecessors, subsidiaries, and affiliates, collectively, unless the context indicates otherwise. Our fiscal year end is June 30. Our principal office address is 25731 Commercentre Drive, Lake Forest, CA 92630. Our telephone number is (949) 916-9680. As of May 16, 2016, we had 8 employees.

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

Three months ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Our revenue, operating expenses, and net loss from operations for the three month period ended March 31, 2016 as compared to the three month period ended March 31, 2015 are set forth below.

	Three Months Ended March 31:			% Change Increase
	2016	2015	Change	(Decrease)
REVENUES
Product sales	$681,431	$526,826	$154,605	29.3%
Royalties	—	62,500	(62,500)	(100.0)%
Net revenues	681,431	589,326	92,105	15.6%
COST OF REVENUES	376,140	376,828	(688)	(0.2)%
Gross profit	305,291	212,498	92,793	43.7%
OPERATING EXPENSES:
General and administrative	437,403	310,142	127,261	41.0%
Sales and marketing	88,305	126,124	(37,819)	(30.0)%
Total operating expenses	525,708	436,266	89,442	20.5%
Loss from operations	(220,417)	(223,768)	3,351	1.5%
Interest expense	(147,974)	(107,007)	(40,967)	(38.3)%
Net loss	$(368,391)	$(330,775)	$(37,616)	11.4%

Revenues. Revenues consist of product sales and royalties. Total revenues for the three months ended March 31, 2016 were $681,431, an increase of $92,105, or 15.6%, from $589,326 of total revenues for the three months ended March 31, 2015. Product sales increased $154,605, or 29.3%, to $681,431 for the three months ended March 31, 2016 from $526,826 for the three months ended March 31, 2015. The increase in product sales is attributable to increased selling efforts and momentum during the three months ended March 31, 2016. Royalties from international distributors were none and $62,500 for the three months ended March 31, 2016 and 2015, respectively. The decrease in royalties is attributable to a lack of royalties from our Brazilian partner due to the current economic climate in Brazil.

Cost of Revenues. Total cost of revenues for the three months ended March 31, 2016 were $376,140, a decrease of $688, or 0.2%, from $376,828 for the three months ended March 31, 2015. Cost of product sales during the three months ended March 31, 2016 were 55.2% as compared to 71.5% during the three months ended March 31, 2015.

Gross Profit. Gross profit increased $92,793 to $305,291 for the three months ended March 31, 2016, from a gross profit of $212,498 for the three months ended March 31, 2015. The increase in gross profit reflects the decrease in product cost of sales during the three months ended March 31, 2016. During the three months ended March 31, 2016, we realized a 44.8% gross profit on our product sales as compared to a 28.5% gross profit on product sales during the three months ended March 31, 2015.

General and Administrative Expenses. General and administrative expenses increased by $127,261, or 41.0%, to $437,403 for the three months ended March 31, 2016 from $310,142 for the three months ended March 31, 2015. General and administrative expenses for the three months ended March 31, 2016 are comprised of salaries and wages of $110,431, professional fees of $48,604, office expenses of $940, insurance of $34,745, rent of $51,366, travel of $20,495, stock-based compensation of $60,000, SEC financial reporting expenses of $66,531, and other of $44,291. General and administrative expenses for the three months ended March 31, 2015 are comprised of salaries and wages of $62,130, professional fees of $45,001, office expenses of $6,173, insurance of $15,514, rent of $15,182, travel of $9,638, SEC registration expenses, (including accounting, legal, audit and filing fees) of $92,942, and other of $63,562. The increase in general and administrative expenses during the three months ended March 31, 2016 is comprised of an increase in salaries and wages of $48,301, an increase in professional fees of $3,603, a decrease in office expenses of $5,233, an increases in insurance expense of $19,231 an increase of $36,184 of rent expense, an increase in travel of $10,857, an increase in stock based compensation of $60,000, a decrease in SEC expenses of $26,411, and a $19,271 decrease in other general and administrative expenses. The overall increase in general and administrative expenses is attributable to an increase in salary and wages, increased rent, an increase in travel, decreased expenses for SEC registration fees, and a decrease in other general and administrative expenses.

Sales and Marketing Expense. Sales and marketing expense decreased $37,819, or 30.0%, to $88,305 for the three months ended March 31, 2016 from $126,124 for the three months ended March 31, 2015. This decrease in sales and marketing expenses is primarily due to shifting a major trade show from the spring to the fall, with a net 29.3% increase in our product sales during the three months ended March 31, 2016 and cost reductions.

Interest Expense. Interest expense increased by $40,967 to $147,974 for the three months ended March 31, 2016 from $107,007 for the three months ended March 31, 2015. The increase is largely due to the increased interest expense on the increased balance of the delayed draw note with the PIMCO Fund during the three months ended March 31, 2016 and the amortization of loan discounts and loan fees.

Net Loss. Net loss increased by $37,616 or 11.4% to a net loss of $368,391 for the three months ended March 31, 2016 from a net loss of $330,775 for the three months ended March 31, 2015. This increase in our net loss is primarily attributable to the increased operating expenses which was offset by our increased revenues, as discussed above.

Nine months ended March 31, 2016 Compared to the Nine Months Ended March 31, 2015

Our revenue, operating expenses, and net loss from operations for the nine month period ended March 31, 2016 as compared to the nine month period ended March 31, 2015 are set forth below.

	Nine Months Ended March 31:			% Change Increase
	2016	2015	Change	(Decrease)
REVENUES:
Product sales	$1, 813,949	$1,300,148	$513,801	39.5%
Royalties	15,413	192,940	(177,527)	(92.0)%
NET REVENUES	1,829,362	1,493,088	336,274	22.5%
COST OF REVENUES	1,021,471	982,587	38,884	4.0%
Gross profit	807,891	510,501	297,390	58.3%
OPERATING EXPENSES:
General and administrative	1,284,908	1,187,497	97,411	8.2%
Sales and marketing	262,501	227,845	34,656	15.2%
Total operating expenses	1,547,409	1,415,342	132,067	9.3%
Loss from operations	(739,518)	(904,841)	(165,323)	(18.3)%
Interest expense	(406,530)	(278,918)	127,612	(45.8)%
Other income	—	14,758	(14,758)	(100.0)%
Net loss	$(1,146,048)	$(1,169,001)	$(22,953)	(2.0)%

Revenues. Total revenues for the nine months ended March 31, 2016 were $1,829,362, an increase of $336,274, or 22.5%, from $1,493,088 of total revenues for the nine months ended March 31, 2015. Product sales increased $513,801, or 39.5%, to $1,813,949 for the nine months ended March 31, 2016 from $1,300,148 for the nine months ended March 31, 2015. The increase in product sales is attributable to the active sales and marketing program launched during 2015. Royalties from international distributors were $15,413, a decrease by $177,527 for the nine months ended March 31, 2016, as compared to $192,940 of royalties for the nine months ended March 31, 2015. The decrease in royalties is attributable to the economic downturn in Brazil which severely impeded our Brazilian partner to sell product and pay royalties.

Cost of Revenues. Total cost of revenues for the nine months ended March 31, 2016 were $1,021,471, an increase of $38,884, or 4.0%, from $982,587 for the nine months ended March 31, 2015. Cost of product sales during the nine months ended March 31, 2016 were 56.3% as compared to 75.6% during the nine months ended March 31, 2015. The increase in costs of revenues is attributable to the increased product and the improved product cost of sales percentages during the nine months ended March 31, 2016. The decrease in product cost of sales is largely attributable to the Company’s transition from U.S. manufacturing to Chinese manufacturing. Due to the increased sales volume, we were also able to leverage on purchasing power and materials management efficiencies.

Gross Profit. Gross profit increased $297,390 to $807,891 for the nine months ended March 31, 2016, from a gross profit of $510,501 for the nine months ended March 31, 2015. The increase in gross profit reflects the increase in product sales and the improved gross profit margin on product sales during the nine months ended March 31, 2016. During the nine months ended March 31, 2016, we realized a 44.2% gross profit on our product sales as compared to a 24.4% gross profit realized on product sales during the nine months ended March 31, 2015.

General and Administrative Expenses. General and administrative expenses increased by $97,411, or 8.2%, to $1,284,908 for the nine months ended March 31, 2016 from $1,187,497 for the nine months ended March 31, 2015. General and administrative expenses for the nine months ended March 31, 2016 are comprised of salaries and wages of $329,446, professional fees of $200,470, office expenses of $2,692, insurance of $82,197, rent of $119,303, SEC financial reporting expenses, (including accounting, legal, audit and edgar/XBRL filing service fees) of $229,749, travel of $44,199, stock based compensation of $135,433, and other of $141,419. General and administrative expenses for the nine months ended March 31, 2015 are comprised of salaries and wages of $208,203, professional fees of $146,537, insurance of $36,781, rent of $44,565, office expenses of $14,891, capital commitment fee of $197,314, travel of $39,083, expenses associated with our initial public offering of $384,766, and other of $115,357. The increase in general and administrative expenses during the nine months ended March 31, 2016 is comprised of an increase in salaries and wages of $121,243, an increase of $53,933 in professional fees, a decrease in SEC financial reporting expenses of $155,017, a decrease in office expenses of $12,199, a decrease in capital commitment fee of $197,314, an increase of $45,416 in insurance expense, an increase of $74,738 in rent expense, an increase in travel of $5,116, an increase in stock based compensation of $135,433, and a net $26,062 increase in other general and administrative expenses. The overall increase in general and administrative expenses is attributable to increased expenses for professional fees relating to the audit, accounting, legal fees, an increase in salaries and wages, professional fees, insurance, rent, stock based compensation and other administrative costs, offset by a decrease in capital commitment fees associated with the initial public offering of our securities.

Sales and Marketing Expense. Sales and marketing expense increased $34,656, or 15.2%, to $262,501 for the nine months ended March 31, 2016 from $227,845 for the nine months ended March 31, 2015. This increase in sales and marketing expenses is attributable to increased sales and marketing personnel that were employed during the nine months ended March 31, 2016 and increased sales commissions due to a 39.5% increase in product sales.

Interest Expense. Interest expense increased by $127,612 to $406,530 for the nine months ended March 31, 2016 from $278,918 for the nine months ended March 31, 2015. The increase is largely due to the increased interest expense on the delayed draw note with the PIMCO Fund during the nine months ended March 31, 2016 and the amortization of $142,696 of loan fees and discounts during the nine months ended March 31, 2016 compared to the $106,700 of amortization in the nine months ending March 31, 2015.

Other Income. During the nine months ended March 31, 2015, we realized $14,758 of other income while during the nine months ended March 31, 2016 we did not realize comparable other income.

Net Loss. Net loss decreased by $22,953 or 2.0% to a net loss of $1,146,048 for the nine months ended March 31, 2016 from net loss of $1,169,001 for the nine months ended March 31, 2015. This decrease in our net loss is primarily attributable to the increased revenues offset by our increased expenses, as discussed above.

Liquidity and Capital Resources

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the condensed consolidated financial statements, we incurred a net loss of $1,146,048 during the nine months ended March 31, 2016, and losses are expected to continue in the near term. The accumulated deficit since inception is $7,156,532 at March 31, 2016. These losses may reduce future income taxes, as applicable. We have been funding our operations through private loans and the sale of equity interests in private placement transactions. See our discussion of our Credit Facility with PIMCO and our Equity Purchase Agreement with Kodiak Capital below. Our cash resources are insufficient to meet our planned business objectives without additional financing. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to further develop our product lines and licensing relationships to expand product sales and royalty revenues before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At March 31, 2016, we had $32,892 of cash on hand. We anticipate that our existing cash and cash equivalents, together with our cash from operating activities will not be sufficient to fund operations and expected growth through at least the next twelve months. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of March 31, 2016 and June 30, 2015, were as follows:

	March 31, 2016	June 30, 2015
Cash	$32,892	$51,016
Total current assets	$703,481	$721,703
Total assets	$790,063	$843,739
Total current liabilities	$1,049,625	$829,332
Total liabilities	$3,441,681	$2,534,749

At March 31, 2016, we had a working capital deficit of $346,144 compared to a working capital deficit of $107,629 at June 30, 2015. Current liabilities increased to $1,049,625 at March 31, 2016 from $829,332 at June 30, 2015, primarily as a result of increases in accounts payable and the bank line of credit, offset by the decrease in customer deposits.

Our operating activities used net cash of $538,207 for the nine months ended March 31, 2016 compared to net cash used in operations of $508,881 for the nine months ended March 31, 2015. The net cash used in operations for the nine months ended March 31, 2016, reflects a net loss of $1,146,048, decreased by $323,680 in non-cash charges and by $284,161 net increase in the working capital accounts. The net cash used in operations for the nine months ended March 31, 2015 reflects a net loss of $1,169,001, decreased by $350,558 in non-cash charges and by $309,562 net increase in the working capital accounts.

Our net cash used in investing activities was $14,111 for the nine months ended March 31, 2016, comprised of $9,000 of intangible asset acquisitions and $5,111 of equipment acquisitions. Our cash used in investing activities for the nine months ended March 31, 2015, was $62,485 that included $51,389 in purchases of equipment and $11,096 of intangible asset acquisition costs.

Our net cash provided by financing activities for the nine months ended March 31, 2016 was $534,194, which consisted of $500,000 in cash proceeds from our October 2015 draw-down on the PIMCO Note Payable, $53,421 in proceeds from the Well Fargo Bank line of credit, offset by payment of $19,227 on the Wells Fargo Bank line of credit. Our net cash provided by financing activities for the nine months ended March 31, 2015 was $431,405 resulting primarily from $500,000 in proceeds from the PIMCO delayed draw note facility. This amount was offset by $42,626 of payment of related party payable and $25,969 of debt issuance costs.

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

On February 6, 2015, we drew an additional $500,000 under this facility to increase the principal amount payable (including the accrued interest added to the principal amount) under this note to $2,044,300 and on October 20, 2015, we drew the remaining $500,000 available under this facility to increase the amount payable under this note (with accrued interest) to $2,620,098 as of October 20, 2015. We issued 50,000 shares of our common stock to PIMCO as a loan fee in consideration of the October 2015 draw down. A replacement note was issued on each draw down date to reflect the note increase.

Equity Purchase Agreement with Kodiak Capital LLC

On December 17, 2014, we entered into an Equity Purchase Agreement (“Equity Purchase Agreement”) with Kodiak Capital LLC. The Equity Purchase Agreement provides us with a financing (the “Financing” ) whereby the registrant can issue and sell to Kodiak, from time to time, shares of our common stock (the “Put Shares” ) up to an aggregate purchase price of $5.0 million (the “Maximum Commitment Amount”) during the Commitment Period (as defined below). Under the terms of the Equity Purchase Agreement, we have the right to deliver from time to time a Put Notice to Kodiak stating the dollar amount of Put Shares (up to $500,000 under any individual Put Notice) that we intend to sell to Kodiak with the price per share based on the following formula: seventy-five percent (75%) of the lowest closing bid price of our common stock during the period beginning on the date of the Put Notice and ending five (5) days thereafter. Under the Equity Purchase Agreement, we may not deliver the Put Notice until after the resale of the Put Shares has been registered pursuant to a registration statement filed with the Securities and Exchange Commission. Additionally, provided that the Equity Purchase Agreement does not terminate earlier, during the period beginning on March 24, 2016 (the trading day immediately following the effectiveness of the registration statement) and ending December 31, 2016, we may deliver the Put Notice or Notices (up to the Maximum Commitment Amount) to Kodiak (the “Commitment Period”). In addition, in no event shall Kodiak be entitled to purchase that number of Put Shares which when added to the sum of the number of shares of common stock already beneficially owned by Kodiak would exceed 9.99% of the number of shares of common stock outstanding on the applicable closing date.

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

The proceeds from the agreement with Kodiak would primarily be used for working capital and general corporate purposes. However, Kodiak is not required to provide funding until certain conditions are met, as described above. The registration statement for the resale of the Put Shares was declared effective by the SEC on March 23, 2016 and we are currenlty in compliance with the other conditions set forth above. However, we must remain in compliance with these conditions before Kodiak will be required to provide funding. There can be no assurance that we will remain in compliance with the requisite conditions under which Kodiak will be required to provide the equity capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our last fiscal quarter ended March 31, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were effective as of March 31, 2016, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

1.	On February 23, 2016, we issued 50,000 shares of common stock to an employee in consideration of services rendered. We did not receive any proceeds from this issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended. The shares were valued at $30,000.

2.	On February 23, 2016, we issued 50,0000 shares of common stock to a third party consultant in consideration of services rendered under a consulting agreement. We did not receive any proceeds from this issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended. The shares were valued at $30,000.

3.	See our Current Report on Form 8-K dated May 3, 2016 and filed on May 10, 2016.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

See our Current Report on Form 8-K dated April 11, 2016 and filed on April 14, 2016 related to our increase in authorized common stock from 250 million shares to 1.25 billion shares and proportionate 1-for-5 forward split of our common stock described therein. All references in the unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements, numbers of shares, and share amounts have been retroactively restated to reflect the 1-for-5 forward split, unless explicitly stated otherwise.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

XFIT BRANDS, INC
(Registrant)

Date: May 16, 2016	By:	/s/ David E. Vautrin
David E. Vautrin
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Robert J. Miranda
Robert J. Miranda
Chief Financial Officer (Principal Accounting Officer)

