Form 10-K
period 2016-06-30
XFIT BRANDS, INC.
filed 2016-09-29
CIK 1623554

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 000-55372

XFIT BRANDS, inc.

(Exact name of registrant as specified in its charter)

Nevada	47-1858485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25731 Commercentre Drive

Lake Forest, CA 92630

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter [ ]	Accelerated filter [ ]
Non-accelerated filter [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2015 was $8,779,169.

As of September 28, 2016, 21,742,807 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:

None

PART I

XFit Brands, Inc., including all its subsidiaries, are collectively referred to herein as “XFit Brands,” “XFit,” “the Company,” “us,” or “we”.

Item 1. DESCRIPTION OF BUSINESS

General

XFit Brands, Inc., known for its experiential fitness products, was incorporated in September 2014 under the laws of the State of Nevada. As used herein, the terms “we,” “us,” “XFIT,” and the “Company” refer to XFit Brands, Inc. and its predecessors, subsidiaries, and affiliates, collectively, unless the context indicates otherwise. Our fiscal year end is June 30. Our principal office address is 25731 Commercentre Drive, Lake Forest, CA 92630.

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

We also qualify as a “smaller reporting company” under Rule 12b-2 of the Securities Exchange Act of 1934, as amended, which is defined as a company with a public equity float of less than $75 million. To the extent that we remain a smaller reporting company but no longer an emerging growth company, we will still have reduced disclosure requirements for our public filings some of which are similar to those of an emerging growth company including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Background

Our company was founded in 2003 under the Throwdown name. Our initial focus was for development and sale of ramps for action sports (Skate, Moto, other) and training and competition cages for the Mixed Martial Arts (“MMA”) industry and thereafter expanded into development and sales of training and protective gear for the MMA industry. In the past few years, we have begun commercializing a significantly broader portfolio of cross training, fitness and other products capitalizing on the growth of the fitness, training, and exercise industry that has significantly expanded our business.

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

On September 26, 2014, TD Legacy, LLC contributed 100% of the equity of Throwdown Industries Holdings, LLC to XFit Brands, Inc., a Nevada corporation, in exchange for 20,000,000 shares of XFit Brands, Inc. common stock. TD Legacy, LLC owns 100% of XFit Brands, Inc., which in turn owns 100% of Throwdown Industries Holdings, LLC, which in turn owns 100% of Throwdown Industries, LLC, which in turn owns 100% of Throwdown Industries, Inc.

On November 26, 2014, we filed a registration statement for the distribution of 20,000,000 shares of our common stock by TD Legacy, LLC, our parent company, to TD Legacy members as a liquidating distribution (the “Distribution”). The registration statement was declared effective by the Securities and Exchange Commission on February 9, 2015 and the Distribution occurred on February 13, 2015. TD Legacy, LLC dissolved on September 22, 2015.

On March 28, 2016, the Board of Directors approved a 1-for-5 forward split of our outstanding shares of common stock (and proportional increase of our authorized common stock from 250 million shares to 1.25 billion shares) with a record date of April 14, 2016 and an effective date of April 15, 2016. Prior to the split, the Company had 4,118,500 shares issued and outstanding and after the split, the Company had 20,592,500 shares issued and outstanding. All references in this Annual Report to numbers of shares, and share amounts have been retroactively restated to reflect the 1-for-5 forward split, unless explicitly stated otherwise.

As of the date of this Report, we have three direct and indirect subsidiaries: our wholly-owned subsidiary, Throwdown Industries Holdings, LLC, its wholly-owned subsidiary, Throwdown Industries LLC and its wholly-owned subsidiary, Throwdown Industries, Inc.

Industry Overview

According to recent information released by the International Health, Racquet and Sportsclub Association (“IHRSA”) and Statista, total global fitness club industry revenues increased to $81 billion in 2015 from $78.2 billion in 2014 and $74.1 billion in 2013. Total global fitness club memberships increased to 151 million in 2015 from 139 million in 2014 and 135 million in 2013. Total U.S. fitness club industry revenues increased to $25.8 billion in 2015 from $24.2 billion in 2014 and $22.4 billion in 2013. Total U.S. fitness club memberships covered 55.3 million persons in 2015. According to the IHRSA, the fitness industry is witnessing a shift in the exercise and preference of health club members. The club landscape now extends beyond the traditional, full-service fitness centers as studio concepts including boxing, yoga, Pilates, group cycling, barre, boot camps, cross training, Crossfit®, and personal training.

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

Cages and Rings. Cages and Rings are our legacy products. We continue to offer an extensive portfolio of cages and rings in the MMA industry. We are a provider of the Octagon and other functional fitness equipment to Ultimate Fighting Championship (UFC) Gyms. All of our cages and rings encompass our proprietary design with the flex zone floor and framing system to protect against injuries. Our cages are designed with high safety standards and have been in use in the MMA industry for over ten years.

Bag Rack Systems. Our bag rack systems are engineered for commercial grade usage with powder coated 4” square tubing, and oversized stainless steel eyebolts, carabineers and swivels. They feature an industry first bucket system and other options including hydraulically bent rolling monkey bars and the retractable bag on trolley and curtain system.

Apparel. We have a library of over 2,500 lifestyle tee apparel designs. In addition, we have beta tested a new line of athletic performance apparel with innovative technology such as heat displacement, and antibacterial.

Functional Training Equipment and Accessories. We produce a full portfolio of commercial grade products for dynamic movement and exercise, endurance and strength building including weight plates, kettle bells, resistance bands, weight bars and dumbbells, jump ropes, slam balls and plyometrix boxes used in cross training, and other similar high and impact fitness regimens. We are beginning expansion and sales of these retail products and other fitness accessories commercialized under the Throwdown Brand®.

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

Our Strengths

We believe the following competitive strengths and sources of sustainable competitive advantage that will enable the implementation of our growth strategies:

Strong Brand Association. We have been providing cages, equipment and protective gear to the MMA community for the past 13 years and enjoy a brand associated with quality, durability, and innovation. We are a provider of equipment to UFC Gym®, Crunch® Franchise Gyms and many of the leading commercial health club providers and have sponsored events and athletes with our products internationally. We believe our strong brand recognition (as well as our recent portfolio expansion discussed below) will enable us to establish a presence in sporting goods retail stores, to penetrate new markets, and to expand geographically to new channels including the United States retail market.

Portfolio of Products. We have an extensive suite of products and apparel for the fitness, and impact sports industry. We believe this extensive line of products will enable us to establish a presence in sporting goods retail stores and fitness facilities. Further, we believe that our recent expansion of our portfolio to include functional strength and conditional equipment as well as fitness training programs enables us to provide a one-stop shop for major gym operators and fitness outlets to allow us to capitalize on the growth of the broader cross training workout concepts.

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

Key Relationships. We are currently a provider of equipment and cages for all UFC Gym® corporate locations, are the exclusive supplier of CTC Fitness Training Stations and related fitness accessories for all Crunch® Franchise Gyms, and we have a significant relationship with other industry leading health club chains. In addition, our brands are now sold in over 20 countries and we continue to sponsor international athletes and events, which maintains visibility and strengthens our reputation. We believe our current relationships will foster new partnerships and will bolster our efforts to secure new licensing relationships.

Global Sourcing Network. We have established a global network of manufacturers both directly and through licensing relationships. We currently have supply relationships with manufacturers in the US, Pakistan and China. Our international direct ship program benefits our international distribution points on several levels including, but not limited to, reduction in lead time to meet demand as well as savings related to duties, taxes, and transportation.

Social Media Footprint. Throwdown has a strong digital footprint among Facebook, Twitter, Pinterest, Instagram, and YouTube which foster presences and engagement. Our strong social media footprint is instrumental in promoting the Throwdown brand, which we believe could be helpful in establishing a presence in sporting goods retail stores and further penetrating our presence in fitness facilities. We are establishing a social media presence for the newly formed “XFit Brands” corporation as well.

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

Our Growth Strategy

Key elements of our growth strategy include the following:

Expand our presence in the exercise and fitness training community. Our initial entry into the fitness products market with the introduction of our training stations (Cross Training Center, Ultimate Training Center and Combat Training Centers) has been well received. In addition, major gym operators have expressed a desire for us to provide a one-stop-shop for all their functional fitness equipment needs and programming. We believe that our recent portfolio expansion to include products for the exercise and fitness training industry, including jump ropes, medicine balls, resistance bands, ropes, kettle bells, agility ladders, push / pull sleds, dumbbells, rings, Olympic weights, and plyometric boxes as well as fitness and exercise programs will enable us to significantly continue to expand our presence in the fitness training community and will also allow us to provide a complete fitness portfolio for gym operators and retail stores.

Leverage our core credibility and heritage. Our products have been used in the MMA industry for over 10 years and we are a product supplier to the UFC Gyms®. We intend to leverage our reputation of product quality and innovation in the MMA industry to establish a meaningful position within both domestic and international sporting goods retailers as well as increasing our presence in the training industry. We have an extensive retail ready portfolio of products and have recently started targeting national sporting goods retailers. We believe our reputation for quality and durable products will facilitate our ability to establish a position with sporting goods retail stores. We believe our new line of products for the exercise and training segment of the fitness industry will be attractive to both retail stores and fitness facilities.

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

Acquiring other fitness industry related products to leverage our asset base, manufacturing infrastructure, market presence and experienced personnel. We currently have a manufacturing and distribution infrastructure in place and a reputation for providing quality products for the MMA and fitness industries. Accordingly, we will look to acquire additional fitness industry related products, brands and companies to take advantage of our infrastructure, capabilities and global customer base. Many of the competitors in this industry are smaller, private, entrepreneurial-based companies that are undercapitalized, underscaled, or looking for monetization which we believe would facilitate our strategy. The cost of acquiring new fitness related products will range from $100,000 for small products or companies to $600,000 for medium size companies to in excess of $1 million for large size operations. In February 2015, we acquired certain exercise and fitness programs under the Transformations brand name and we will continue to seek out additional opportunities. We expect to fund the purchase of any product via a combination of cash, equity and earn-out consideration. We expect to be able to fund the cash portion of any acquisition from either an additional drawdown from our PIMCO facility, under our investment agreement with GHS Investments, LLC, issuance of debt/equity securities or a combination of the foregoing.

Sales

We currently sell our products through a number of channels, including business-to-business, through distributors and licensees, and direct to consumer via the internet and third party catalogues. We are a supplier of fitness related products to many leading health clubs, and we are continuing to seek penetration of the fitness facility market with the development and launch of our fitness products targeting the exercise and training segment of the fitness industry. We actively ship to over 20 countries through relationships with international distributors. We are also actively seeking to establish relationships with select national sporting goods retailers for the sale of our products.

Manufacturing

Our products are supplied by nine manufacturing factories located in three countries – the United States, Pakistan and China.

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

We intend to focus our marketing strategies on the following areas for our Throwdown Brand:

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

Concentration of Accounts

As of June 30, 2016, our top three customers accounted for 51.9% of our total revenues being Crunch Franchising, LLC (33.7%), CA Management Co., Ltd (9.6%) and Eye Fitness (8.7%). Two customers accounted for 90% of our accounts receivable, being Crunch Franchising, LLC ($127,512/71%), and 24 Hour Fitness USA, Inc. ($33,060/19%). As of June 30, 2015, two customers accounted for 88% of our accounts and royalties receivable, being Crunch Franchising, LLC ($72,889/43%), and Partner Business ($75,000/45%). We have written agreements with all of the 2016 customers. As of June 30, 2016, three vendors accounted for 44% of our accounts payable being American Express ($116,310/16%), Everblooming Industrial Limited ($111,094/15%), and Wells Fargo Bank ($95,462/13%). As of June 30, 2015, three vendors accounted for 68% of our accounts payable, being Indeglia & Carney ($51,465/12%), Lynam Industries ($203,394/46%), and Wells Fargo Bank ($46,683/10%). We have written agreements with a majority of the 2016 vendors. We expect our customer and vendor concentration to decrease as we expand our business.

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

Intellectual Property

We utilize trademarks on nearly all of our products and believe having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying our brands and the Company, and in distinguishing our goods from the goods of others. We consider our Throwdown®, and Transformations™ trademarks to be among our most valuable intangible assets. Throwdown®, for example is registered in thirty-nine (39) countries. Trademarks registered in the U.S. and outside of the U.S. generally have a duration of ten years depending on the jurisdiction and are generally subject to an indefinite number of renewals for a like period on appropriate application.

We also rely on trade secret protection for our confidential and proprietary information, including more than 25 facets related to design and processes for our equipment. We seek to enter into confidentiality agreements with our employees, partners, and suppliers.

Employees

As of September 28, 2016, we had approximately ten full-time employees. Management considers its relationship with employees to be excellent. None of our employees are represented by a union. We have never experienced a material interruption of operations due to labor disagreements.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Recent Updates

In August 2016 we entered into a new Investment Agreement with GHS Investments, LLC (“GHS”) and in September 2016 we drew down the balance of the registered shares under our Equity Purchase Agreement with Kodiak Capital Group, LLC as we transition to the Investment Agreement with GHS. We intend to file a registration statement with the SEC to permit us to draw down shares under the GHS Investment Agreement as soon as practicable.

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

Our products face intense competition.

XFIT Brands, Inc. is a fitness products company and the relative popularity of various sports and fitness activities and changing design trends affect the demand for our products. The fitness industry is highly competitive in the United States and on a worldwide basis. We compete with a significant number of other product, equipment, and apparel suppliers to the fitness industry, many of whom have:

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

In addition, our success in maintaining, extending, and expanding our brand image depends on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and online dissemination of advertising campaigns. Negative posts or comments about us on social networking websites could seriously damage our reputation and brand image. If we do not maintain, extend, and expand our brand image, then our product sales, financial condition, or results of operations could be materially and adversely affected.

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

We utilize trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us, and in distinguishing our goods from the goods of others. We consider our Throwdown®, and Transformations™ trademarks to be among our most valuable intangible assets. Throwdown®, for example is registered in thirty-nine (39) countries.

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

Our equipment is exposed to an inherent risk of potential product liability claims as MMA, boxing, and fitness training are high-risk activities that involves physical contact. A judgment against us due to an alleged failure or defects of our equipment could lead to substantial damage awards. We currently maintain product liability and excess liability insurance with maximum coverage of one million dollars ($1,000,000) and one million dollars ($1,000,000), respectively, for each occurrence. If a successful claim is brought against us in excess of, or outside of, our insurance coverage, it could have a material adverse effect on our business, results of operations, or financial condition. Although we invest resources in research and development and every attempt is made to ensure the safety of our products, claims against us may arise and, regardless of their merit or eventual outcome, these claims may have a material adverse effect on the consumer demand for our products.

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

Our equipment and apparel are supplied by approximately nine (9) factories located in four (4) countries. We do not own or operate any of our own manufacturing facilities and depend upon independent contract manufacturers to manufacture all of the products we sell. Our ability to meet our customers’ needs depends on our ability to maintain a steady supply of products from our independent contract manufacturers. If one or more of our suppliers were to close or sever their relationship with us or significantly alter the terms of our relationship, we may not be able to obtain replacement products in a timely manner, which could have a material adverse effect on our sales, financial condition, or results of operations. Additionally, if any of our contract manufacturers fail to make timely shipments, do not meet our quality standards, or otherwise fail to deliver us product in accordance with our plans, there could be a material adverse effect on our results of operations.

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

As of June 30, 2016, we had a cash balance of $6,829, a working capital deficit of $674,956 and an accumulated deficit of $7,793,257. In addition, for the year ended June 30, 2016, we have incurred losses from operations of $1,213,529 and a net loss of $1,782,766. We believe that we are able to fund our immediate operations, working capital requirements, and debt service requirements with existing working capital, cash flows generated from operations, our new factoring arrangement and additional borrowings under our delayed draw note. However, we will likely require additional financing in order to fully implement our business plans and strategy, including any product acquisition or expansion plans. In August 2016 we entered into a new investment agreement with GHS which could potentially provide up to $5 million in additional financing over the three-year term of the GHS Investment Agreement. In the event that our cash flows from operations are insufficient to fund our operations, working capital requirements, and debt service requirements, we would need to raise additional capital, either by borrowing more money, if possible, or by selling our securities or seeking out joint venture opportunities. Any additional borrowing or significant capital expenditures may require the written consent of the PIMCO Fund. We may not be successful in raising additional financing as and when we need it. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms, our operating results and prospects could be adversely affected.

If our costs and expenses are greater than anticipated and we are unable to raise additional working capital, we may be unable to fully fund our operations and to otherwise execute our business plan.

Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. To the extent it becomes necessary for us to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. Other than our delayed draw note with the PIMCO Fund, our factoring arrangement with Crown Financial, LLC and our Investment Agreement with GHS, we currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

We have issued a senior secured promissory note in the amount of $2,712,787, which is secured by all of our assets. This promissory note is due on July 12, 2017. If we were unable to pay this debt at maturity or if we otherwise default on our obligations thereunder, the PIMCO Fund could exercise its rights and remedies under the promissory note and related note purchase agreement and security agreement, which could include foreclosing on all of our assets. Any such action would have a material adverse effect on our business and prospects.

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

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. As a result of developing, improving and expanding our core information technology systems as well as implementing new systems to support our sales, engineering, supply chain and manufacturing activities, all of which require significant management time and support, we may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

Risks Related to Our Common Stock

There is a limited trading market for our shares. You may not be able to sell your shares if you need money.

Our common stock is traded on the OTC Markets (QB Marketplace Tier), an inter-dealer automated quotation system for equity securities. During the three months preceding filing of this report, the average daily trading volume of our common stock was approximately 26,028 shares. As of September 28, 2016, we had over 100 record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”). There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

GHS Investments, LLC may pay less than the then-prevailing market price of our common stock under our investment agreement with them which could cause the price of our common stock to decline.

Our common stock to be issued under the GHS Investment Agreement will be purchased at the lower of the lowest trading price on the day of our “put” notice and the arithmetic average of the three lowest trading prices for our common stock during the five trading days immediately following our notice to GHS of our election to exercise our “put” right. The Investment Agreement provides us with a financing whereby we can issue and sell to GHS, from time to time, shares of our common stock up to an aggregate purchase price of $5.0 million during the three-year period beginning on the trading day immediately following the effectiveness of the registration statement under which the shares to be issued to GHS are registered. We are required to register the shares to be issued to GHS before a put notice can be issued.

GHS may have a financial incentive to sell our shares immediately upon receiving the shares to realize the profit between their purchase price and the market price. If GHS sells our shares, the price of our common stock may decrease. Accordingly, the discounted sales price in the Investment Agreement may cause the price of our common stock to decline.

Existing stockholders may experience significant dilution from the sale of our common stock pursuant to the GHS investment agreement.

The sale of our common stock to GHS Investments, LLC in accordance with the Investment Agreement may have a dilutive impact on our shareholders. As a result, our net income per share could decrease in future periods and the market price of our common stock could decline. In addition, the lower our stock price is at the time we exercise our put rights, the more shares of our common stock we will have to issue to GHS in order to drawdown on the facility. If our stock price decreases, then our existing shareholders would experience greater dilution for any given dollar amount raised through the GHS Investment Agreement.

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

Our common stock is traded on the OTCQB Marketplace, and therefore the trading volume is more limited and sporadic than if our common stock were traded on a national stock exchange such as The Nasdaq Stock Market or the NYSE Amex. Additionally, the price of our common stock may be volatile as a result of a number of factors, including, but not limited to, the following:

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

Approximately 45% of the shares of our common stock are subject to Rule 144 as control securities. The amount of shares which are available for sale in the public market, should such a market be developed, could result in a depression of our stock price until such time, if ever, that an active and liquid market for our common stock is developed. The amount of restricted shares which are available for sale in the public market, should such a market be developed, with or without the liquidation of those shares, could result in a depression of our stock price until such time, if ever, that an active and liquid market for our common stock is developed and the restricted shares are liquidated by their owners.

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

Companies quoted on the OTC Markets (QB Marketplace Tier) must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC.QB. If we fail to remain current on our reporting requirements, we could be removed from the OTC.QB. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-quoted on the OTC.QB, which may have an adverse material effect on our Company.

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

Our officers and directors are collectively the beneficial owners of approximately 45% of the outstanding shares of our common stock as of the date of this Annual Report. Accordingly, these stockholders, individually and as a group, may be able to control us and direct our affairs and business, including any determination with respect to a change in control, future issuances of common stock or other securities, declaration of dividends on the common stock and the election of directors.

Our officers and directors control a significant percentage of our outstanding stock, which could result in a conflict of interest.

Our officers and directors are collectively the beneficial owners of approximately 45% of the outstanding shares of our common stock as of the date of this Annual Report. Accordingly, these stockholders, individually and as a group, may be able to control us and direct our affairs and business, including any determination with respect to a change in control, future issuances of common stock or other securities, declaration of dividends on the common stock and the election of directors.

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

Our Articles of Incorporation authorizes the Board of Directors to issue up to 1,250,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our executive office is currently located at 25731 Commercentre Drive, Lake Forest, CA 92630 under a 38-month lease ending October 31, 2018 at a rate of approximately $22,623 per month. Our showroom, warehouse, and fulfillment center is also located at this address. Our telephone is (949) 916-9680.

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

Item 4. MINE SAFETY DISCLOSURES.

None.

PART II

Item 5. MARKET FOR COMMON EQUITY

On September 3, 2015 FINRA assigned our common stock the trading symbol “XFTB.” Our stock is quoted on the OTC Markets (QB Marketplace Tier). The table below sets forth the high and low bid prices for our common stock for each quarter since September 3, 2015, as reported on the OTC Markets. All share prices have been adjusted to reflect our 1-5 forward stock split effectuated on April 15, 2016.

We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of our stock. Some of the bid quotations from the OTC Markets set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High Price	Low Price
Fiscal Year Ended June 30, 2017
First Quarter	$0.44	$0.055

Fiscal Year Ended June 30, 2016
First Quarter	$0.95	$0.26
Second Quarter	$2.00	$0.95
Third Quarter	$1.00	$0.65
Fourth Quarter	$1.00	$0.32

As of September 28, 2016, there were 21,742,807 shares of common stock outstanding, which were held by approximately 100 record stockholders. In addition, we have issued a warrant that allows PIMCO to purchase an amount of shares of our common stock equal to ten percent of all shares of our common stock then outstanding, at an exercise price of $1,500,000 for the full ten percent of our common stock ($150,000 for each one-percent of our common stock purchased). The warrant may be exercised in whole or in part and expires on June 12, 2024. Based on the current shares outstanding, PIMCO would be entitled to receive 2,174,281 shares upon full exercise of the warrant on the date hereof.

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of June 30, 2016:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	215,000	$1.00	2,785,000
Equity compensation plans not approved by security holders	—	N/A	—
Total	215,000	$1.00	2,785,000

(1)	On October 21, 2014, our Board of Directors and our sole stockholder adopted our 2014 Stock Incentive Plan. The purpose of our 2014 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 3,000,000 shares, subject to adjustment. Our Board of Directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable and proper. Any decision made, or action taken, by our Board of Directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive. The Board of Directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the Company, and such other persons as the Board of Directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our Board of Directors or compensation committee to non-employee directors of the Company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the Company. In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the Company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the plan. Our Board of Directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our Board of Directors may deem appropriate and in our best interest. As of June 30, 2016, we have not issued any shares under the plan and we have granted options to purchase 1,587,500 shares under the plan.

Stock Option Grants

As of June 30, 2016, we have granted stock options to purchase 1,587,500 shares of our common stock at an exercise price of $0.20 per share.

Transfer Agent and Registrar

The transfer agent for our common stock is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598, telephone: (212) 828-8436.

Dividend Policy

We have not paid cash dividends on our common stock since our inception and we do not contemplate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Not applicable

Item 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The following information should be read in conjunction with XFit Brands, Inc. and its subsidiaries (“we”, “us”, “our”, or the “Company”) consolidated financial statements and the notes thereto contained elsewhere in this report. Information in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K that does not consist of historical facts, are “forward-looking statements.” Statements accompanied or qualified by, or containing words such as “may,” “will,” “should,” “believes,” “expects,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume,” and “assume” constitute forward-looking statements, and as such, are not a guarantee of future performance.

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

Results of Operations

For the next twelve months, our current operating plan is focused on the development and sale of fitness equipment, training and competition cages / rings, surfaces, athletic training and protective gear for the Mixed Martial Arts (“MMA”), fitness, training, and exercise industry.

Our long term growth strategy includes expanding our presence in the fitness, training, and exercise community; leveraging our MMA core credibility and heritage; developing strategic alliances; and acquiring other companies in the fitness, training, and exercise industry to leverage our asset base, manufacturing infrastructure, market presence, and experienced personnel.

As is discussed further in the Liquidity and Capital Resources section below, we have limited funds to support our operations. Our continuation as a going concern subsequent to the year ended June 30, 2016 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. Based on our current business plan, we currently estimate we will need up to an additional $750,000 of financing to execute our business plan over the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern.

Year ended June 30, 2016 Compared to the Year Ended June 30, 2015:

Our revenue, operating expenses, and net income (loss) from operations for the year ended June 30, 2016 as compared to the twelve month period ended June 30, 2015 are set forth below.

	Twelve Months Ended June 30:			% Change Increase
	2016	2015	Change	(Decrease)
REVENUES
Product sales	$2,342,347	$1,833,800	$508,547	27.7%
Royalties	15,413	205,439	(190,026)	(92.5)%
Total revenues	2,357,760	2,039,239	318,521	15.6%
COST OF REVENUES	1,326,036	1,418,495	(92,459)	(6.5)%
Gross profit	1,031,724	620,744	410,980	66.2%
OPERATING EXPENSES:
General and administrative	1,891,832	1,524,270	367,562	24.1%
Sales and marketing	353,421	323,050	30,371	9.4%
Total operating expenses	2,245,253	1,847,320	397,933	21.7%
(Loss) income from operations	(1,213,529)	(1,226,576)	13,047	1.1%
Interest expense	(569,237)	(381,981)	(187,256)	(49.0)%
Other income	—	14,762	(14,762)	(100.0)%
Net loss	$(1,782,766)	$(1,593,795)	$(188,971)	11.9%

Revenues. Revenues consist of product sales and nominal royalties. Total revenues for the twelve months ended June 30, 2016 were $2,357,760, an increase of $318,521, or 15.6%, from $2,039,239 of total revenues for the twelve months ended June 30, 2015. Product sales increased $508,547, or 27.7%, to $2,342,347 for the twelve months ended June 30, 2016 from $1,833,800 for the twelve months ended June 30, 2015. The increase in product sales is attributable to increased selling efforts and momentum during the twelve months ended June 30, 2016. Royalties from international distributors were $15,413 and $205,439 for the twelve months ended June 30, 2016 and 2015, respectively. The decrease in royalties is attributable to a lack of royalties from our Brazilian partner due to the current economic climate in Brazil.

Cost of Revenues. Total cost of revenues for the twelve months ended June 30, 2016 were $1,326,036, a decrease of $92,459, or 6.5%, from $1,418,495 for the twelve months ended June 30, 2015. Cost of product sales during the twelve months ended June 30, 2016 were 56.6% as compared to 77.4% during the twelve months ended June 30, 2015. Cost of revenues decreased during the period due to a shift to lower cost manufacturers and improved supply chain management.

Gross Profit. Gross profit increased $410,980 to $1,031,724 for the twelve months ended June 30, 2016, from a gross profit of $620,744 for the twelve months ended June 30, 2015. The increase in gross profit reflects the decrease in product cost of sales during the twelve months ended June 30, 2016. During the twelve months ended June 30, 2016, we realized a 43.4% gross profit on our product sales as compared to a 22.6% gross profit on product sales during the twelve months ended June 30, 2015.

General and Administrative Expenses. General and administrative expenses increased by $367,562, or 24.1%, to $1,891,832 for the twelve months ended June 30, 2016 from $1,524,270 for the twelve months ended June 30, 2015. General and administrative expenses for the twelve months ended June 30, 2016 are comprised of salaries and wages of $463,322, professional fees of $289,255, office expenses of $3,391, insurance of $110,135, rent of $182,952, travel credit of $65,051, stock-based compensation of $144,433, SEC financial reporting expenses of $394,513, and other of $238,180. General and administrative expenses for the twelve months ended June 30, 2015 are comprised of salaries and wages of $370,007, professional fees of $194,359, office expenses of $4,988, insurance of $53,512, rent of $59,747, travel of $59,076, Capital Commitment fee of $197,314, SEC registration expenses, (including accounting, legal, audit and filing fees) of $435,855, and other of $149,412. The increase in general and administrative expenses during the twelve months ended June 30, 2016 is comprised of an increase in salaries and wages of $93,315, an increase in professional fees of $94,896, a decrease in office expenses of $1,597, an increases in insurance expense of $56,623, an increase of $123,205 in rent expense, an increase in travel of $6,575, an increase in stock based compensation of $144,433, a decrease in Capital Commitment Fees of $197,314, a decrease in SEC expenses of $41,342, and a net $88,768 increase in other general and administrative expenses. The overall in general and administrative expenses is attributable to an increase in salary and wages, increased rent, an increase in travel, decreased expenses for SEC registration fees, and an increase in other general and administrative expenses.

Sales and Marketing Expense. Sales and marketing expense increased $30,371, or 9.4%, to $353,421 for the twelve months ended June 30, 2016 from $323,050 for the twelve months ended June 30, 2015. This increase in sales and marketing expenses is commensurate with a net 27.7% increase in our product sales during the twelve months ended June 30, 2016 and cost reductions.

Interest Expense. Interest expense increased by $187,256 to $569,237 for the twelve months ended June 30, 2016 from $381,981 for the twelve months ended June 30, 2015. The increase is largely due to the increased interest expense on the increased balance of the delayed draw note with the PIMCO Fund during the twelve months ended June 30, 2016 and the amortization of loan discounts and loan fees.

Other Income. During the twelve months ended June 30, 2016, and the twelve months ended June 30, 2015 we realized zero and $14,762 other income, respectively.

Net Loss. Net loss increased by $181,971 or 11.9% to a net loss of $1,782,766 for the twelve months ended June 30, 2016 from a net loss of $1,593,795 for the twelve months ended June 30, 2015. This increase in our net loss is primarily attributable to the increased operating expenses, which was offset by our increased revenues, as discussed above.

Liquidity and Capital Resources

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the consolidated financial statements, we incurred a net loss of $1,782,766 during the twelve months ended June 30, 2016, and losses are expected to continue in the near term. The accumulated deficit since inception is $7,793,257 at June 30, 2016. We have been funding our operations through private loans and the sale of equity interests in private placement transactions and the registered shares through Kodiak. See our discussion of our Credit Facility with PIMCO and our Equity Purchase Agreement with Kodiak Capital below. Our cash resources are insufficient to meet our planned business objectives without additional financing. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to further develop our product lines and licensing relationships to expand product sales and royalty revenues before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At June 30, 2016, we had $6,829 of cash on hand. We anticipate that our existing cash and cash equivalents, together with our cash from operating activities will not be sufficient to fund operations and expected growth through at least the next twelve months. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

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

The success of our ability to continue as a going concern is dependent upon obtaining new customers for our products and new licensees to generate royalty revenues, and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue in the near future. We believe that we are able to fund our immediate operations, working capital requirements, and debt service requirements with existing working capital, cash flows generated from operations, and in the short term, under our investment agreement with GHS.

Our financial requirements will be dependent upon the financial support through credit facilities and additional sales of our equity securities. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. Although there are strong indications of interest, we currently have no firm commitments for any additional capital.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of June 30, 2016 and June 30, 2015, were as follows:

	June 30, 2016	June 30, 2015
Cash	$6,829	$51,016
Total current assets	$588,709	$721,703
Total assets	$663,492	$843,739
Total current liabilities	$1,263,665	$914,460
Total liabilities	$3,742,385	$2,534,749

At June 30, 2016, we had a working capital deficit of $674,956 compared to a working capital deficit of $192,757 at June 30, 2015. Current liabilities increased to $1,263,665 at June 30, 2016 from $914,460 at June 30, 2015, primarily as a result of increases in accounts payable, decreases in customer deposits, and increases in inventory.

Our operating activities used net cash of $776,633 for the twelve months ended June 30, 2016 compared to net cash used in operations of $677,292 for the twelve months ended June 30, 2015. The net cash used in operations for the twelve months ended June 30, 2016, reflects a net loss of $1,782,766, decreased by $686,694 in non-cash charges and by $319,439 net increase in the working capital accounts. The net cash used in operations for the twelve months ended June 30, 2015 reflects a net loss of $1,593,795, decreased by $417,861 in non-cash charges and by $498,642 net increase in the working capital accounts.

Our net cash used in investing activities was $18,803 for the twelve months ended June 30, 2016, comprised of $9,465 of intangible asset acquisitions and $9,338 of equipment acquisitions. Our cash used in investing activities for the twelve months ended June 30, 2015, was $65,735 that included $11,896 in purchases of intangible assets and $53,839 of equipment costs.

Our net cash provided by financing activities for the twelve months ended June 30, 2016 was $751,249, which consisted of $500,000 in cash proceeds from our October 2015 draw-down on the PIMCO Note Payable, $54,226 in proceeds from the Wells Fargo Bank line of credit, offset by payment of $19,227 on the Wells Fargo Bank line of credit, proceeds of the Company’s stock sales yielded $116,250, and short term borrowing from Kodiak provided $100,000. Our net cash provided by financing activities for the twelve months ended June 30, 2015 was $433,720 resulting primarily from $500,000 in proceeds from the PIMCO delayed draw note facility. This amount was offset by $40,311 of payment of related party payable and $25,969 of debt issuance costs.

Securities Purchase Agreement dated May 3, 2016 and Promissory Note due December 31, 2016

On May 3, 2016, we entered into a Securities Purchase Agreement (“SPA”) with a single accredited investor (“Investor”) under which we issued and sold to Investor a promissory note in the principal amount of $125,000 (the “Note”). The Note has a maturity date of December 31, 2016 and an original issue discount of $20,000. In addition, we agreed to pay Investor’s expenses up to $5,000 in connection with the SPA and issuance of the Note. Accordingly, we received net proceeds from Investor of $100,000, which proceeds were used for investor relation services.

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

Interest shall not accrue on the unpaid principal balance of this Note unless an Event of Default occurs. Upon the occurrence of an Event of Default, the outstanding balance of this Note shall bear interest at the lesser of the rate of fifteen percent (15%) per annum. The Note has a prepayment deadline of November 3, 2016. Events of Default under the Note include failure to pay any amounts when due, including on the prepayment deadline, breach of covenants or representations and warranties or upon voluntary bankruptcy or insolvency proceedings.

At any time following the occurrence of an Event of Default, Investor may, by written notice to us, declare all unpaid principal, plus all accrued interest and other amounts due hereunder to be immediately due and payable at the an amount equal to 125% of the outstanding principal amount of the Note at the time of the default (“Mandatory Default Amount”); provided, however, that for an Event of Default for failure to pay the Note in full on the Prepayment Deadline, Investor will not accelerate the Note unless we fail to pay the Mandatory Default Amount (plus all accrued interest from and after the Event of Default) on the Maturity Date.

Credit Facility

On June 10, 2014, we entered into a Note Purchase Agreement (“Agreement”) with PIMCO Funds: Private Account Portfolio Series: PIMCO High Yield Portfolio, a separate investment portfolio of PIMCO Funds, a Massachusetts business trust (“PIMCO”) that authorized the issuance of up to $2,500,000. On June 12, 2014, we entered into a Senior Secured Note (“Note”) whereby we drew $1,500,000. The note bears interest at 14% and matures on July 12, 2017. Interest is payable monthly in arrears, provided that if no event of default has occurred, Obligor can elect to pay cash interest on each payment date at 9%, with the additional unpaid interest due on such dates added to the principal balance, The note bears an effective interest rate of 21%. This Note is collateralized by all of our assets, subject to a priority perfected security interest granted under our factoring facility with Crown. The Note includes various covenants, including but not limited to, having annual audited financial statements within 90 days of the end of the fiscal year.

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

Crown Financial, LLC Factoring Agreement

On August 3, 2016 we entered into an Agreement with Crown Financial, LLC which advances 80% of invoices approved and assumed by Crown for collection. Depending on the length of time taken to collect the invoices we will receive additional payments from Crown ranging from 18.25% if collected within 20 days to 0% if collected in 120 days. Crown has the right to require us to repurchase unpaid invoices outstanding for more than 120 days. PIMCO has waived its security interest in invoices assigned to Crown.

GHS Investment Agreement

On August 13, 2016 we entered into an Investment Agreement (the “Investment Agreement”) with GHS Investments, LLC (“GHS”).

Although we are not mandated to sell shares under the Investment Agreement, the Investment Agreement gives us the option to sell to GHS, up to $5,000,000 worth of our common stock (“Shares”), over the period following effectiveness of the registration of a registration statement covering the resale of the Shares (the “Effective Date”) and ending thirty-six (36) months after the Effective Date. Under the terms of the Investment Agreement, we have the right to deliver from time to time a Put Notice to GHS stating the dollar amount of Put Shares (up to $500,000 under any individual Put Notice)(the “Put Amount”) that we intend to sell to GHS with the price per share based on the following formula: the lesser of (a) the lowest sale price for the Common Stock on the date of the Put Notice (the “Put Notice Date”); or (b) the arithmetic average of the three (3) lowest trading prices for the Company’s Common Stock during the five trading days following the Put Notice Date. The maximum number of shares that can be put to GHS is two times the average daily trading volume during the ten trading days prior to the closing of a put (the “Closing Date”). If the amount of the tranche of our outstanding shares exceeds the volume limitation, additional tranches will be delivered until the entire Purchase Amount is delivered. Each tranche, including the initial tranche, will trigger a new purchase price, and will be priced according to the purchase price definition.

In addition, there is an ownership limit for GHS of 9.99% of our outstanding shares.

On any Closing Date, we shall deliver to GHS the number of shares of the Common Stock registered in the name of GHS as specified in the Put Notice. In addition, we must deliver the other required documents, instruments and writings required. GHS is not required to purchase the shares unless:

●	Our Registration Statement with respect to the resale of the shares of Common Stock delivered in connection with the applicable Put shall have been declared effective.

●	at all times during the period beginning on the date of the Put Notice and ending on the date of the related closing, our common stock has been listed on the Principal Market as defined in the Investment Agreement (which includes, among others, the OTC Market: QB Tier) and shall not have been suspended from trading thereon.

●	we have complied with its obligations and is otherwise not in breach of or in default under the Investment Agreement, the Registration Rights Agreement or any other agreement executed in connection therewith;

●	no injunction has been issued and remains in force, and no action has been commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the Put Shares; and

●	the issuance of the Put Shares will not violate any shareholder approval requirements of the market or exchange on which our common stock is principally listed.

GHS will not engage in any “short-sale” (as defined in Rule 200 of Regulation SHO) of our common stock at any time during this Agreement. Pursuant to the Investment Agreement with GHS, we agreed to pay a fee equaling $250,000 or 5%of the Commitment Amount (the “Commitment Fee”) which shall be paid in installments of Fifty Thousand ($50,000) beginning on the earlier of (i) the Effective Date of the Registration Statement and (ii) January 1, 2017 and, the first Trading Day of each January, April, July and October thereafter until fully paid. Each installment of the Commitment Fee shall be paid either in cash or, at the election of the Company, in shares of Common Stock, which shall be deemed a put under the Investment Agreement. On August 13, 2016, we entered into a Registration Rights Agreement with GHS requiring, among other things that we prepare and file with the SEC a Registration Statement on Form S-1 covering the resale of the shares issuable to GHS under the Investment Agreement. As per the Investment Agreement, GHS’ obligations are not assignable.

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

The Equity Purchase Agreement will terminate when any of the following events occur: (i) Kodiak has purchased an aggregate of $5.0 million of our common stock, (ii) on December 31, 2016 or (iii) upon written notice from us to Kodiak. In September 2016 we drew down the remaining registered shares under the Kodiak Equity Purchase Agreement. We intend to terminate the Kodiak Equity Purchase Agreement prior to the Effective Date for the GHS Investment Agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues.

Item 7A QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. FINANCIAL STATEMENTS – XFIT BRANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of XFit Brands, Inc.

We have audited the accompanying balance sheets of XFit Brands, Inc. and its subsidiaries as of June 30, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XFit Brands, Inc. and its subsidiaries as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Accell Audit and Compliance, P.A.

Tampa, Florida

September 28, 2016

XFit Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,
	2016	2015
ASSETS
Current Assets
Cash	$6,829	$51,016
Accounts receivable	179,636	92,823
Royalties receivable	-	75,000
Prepaid expenses	114,060	333,572
Inventory	288,184	169,292
Total Current Assets	588,709	721,703
Property and equipment, net	37,676	42,292
Other assets
Deposits	23,467	27,480
Intangible assets, net	13,640	52,264
TOTAL ASSETS	$663,492	$843,739

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$730,026	$446,063
Related party payable	95,620	95,620
Accrued expenses	165,486	214,310
Customer deposits	129,201	158,467
Line of credit	34,999	-
Short term financing, net of discounts	108,333	-
Total Current Liabilities	1,263,665	914,460
Note payable, net	2,478,720	1,620,289
Total Liabilities	3,742,385	2,534,749

Commitments and contingencies (Note 10)

Stockholders’ Deficit
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and 2015	-	-
Common stock, $0.0001 par value; 1,250,000,000 shares authorized, 21,192,807 and 20,367,500 shares issued and outstanding as of June 30, 2016 and 2015, respectively	2,119	2,037
Additional paid in capital	4,712,245	4,317,444
Accumulated deficit	(7,793,257)	(6,010,491)
Total Stockholders’ Deficit	(3,078,893)	(1,691,010)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$663,492	$843,739

See accompanying notes to the consolidated financial statements.

XFit Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended June 30,
	2016	2015
Revenues
Product sales	$2,342,347	$1,833,800
Royalties	15,413	205,439
Total revenues	2,357,760	2,039,239
Cost of revenues	1,326,036	1,418,495
Gross profit	1,031,724	620,744
Operating expenses
General and administrative	1,891,832	1,524,270
Sales and marketing	353,421	323,050
Total operating expenses	2,245,253	1,847,320
(Loss) income from operations	(1,213,529)	(1,226,576)
Other income (expense)
Interest expense	(569,237)	(381,981)
Other income	-	14,762
Net loss	$(1,782,766)	$(1,593,795)
Loss per common share – basic and diluted	$(0.09)	$(0.08)
Weighted average shares outstanding – basic and diluted	20,558,382	20,032,007

See accompanying notes to the consolidated financial statements.

XFit Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended June 30, 2016 and 2015

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	In Capital	Deficit	Deficit
Balance, June 30, 2014	20,000,000	$2,000	$3,817,667	$(4,416,696)	$(597,029)

Distribution	-	-	(100,000)	-	(100,000)
Shares issued for services	12,500	1	244,813	-	244,814
Shares issued for Asset Purchase	55,000	6	54,994	-	55,000
Shares issued for vendor credits	300,000	30	299,970	-	300,000
Net loss	-	-	-	(1,593,795)	(1,593,795)
Balance, June 30, 2015	20,367,500	2,037	4,317,444	(6,010,491)	(1,691,010)

Shares issued to employees	135,000	13	113,987	-	114,000
Shares issued to vendors	190,307	19	114,181	-	114,200
Sale of shares	560,000	45	116,205	-	116,250
Shares issued for financing	50,000	5	49,995	-	50,000
Stock options to employees	-	-	433	-	433
Net loss	-	-	-	(1,782,766)	(1,782,766)

Balance, June 30, 2016	21,192,807	$2,119	$4,712,245	$(7,793,257)	$(3,078,893)

See accompanying notes to the consolidated financial statements.

XFit Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(1,782,766)	$(1,593,795)
Adjustments to reconcile net (loss) income to net cash from operations:
Depreciation and amortization	62,043	27,009
Amortization of debt issuance costs and loan discount	203,975	146,038
Stock based compensation	228,200	244,814
Value of stock options issued to employees	433	-
Bad debt write-off of royalty receivable	64,385	-
Interest on note payable added to principal	127,658	-
Changes in operating assets and liabilities:
Accounts receivable	(86,813)	(71,923)
Royalties receivable	10,615	(19,367)
Prepaid expenses	219,512	(33,572)
Inventory	(118,891)	31,179
Deposits	4,014	(22,967)
Accounts payable	283,965	314,919
Accrued expenses	36,304	5,000
Payroll taxes payable	-	178,155
Customer deposits	(29,267)	117,218
Net cash from operating activities	(776,633)	(677,292)
Cash flows from investing activities:
Purchases of property and equipment	(9,338)	(53,839)
Acquisition of intangible asset	(9,465)	(11,896)
Net cash from investing activities	(18,803)	(65,735)
Cash flows from financing activities:
Payoff of bank line of credit	(19,227)	-
Related party payable	-	(40,311)
Proceeds from bank line of credit	54,226	-
Proceeds from sale of stock	116,250	-
Proceeds from short term financing	100,000	-
Proceeds from note payable	500,000	500,000
Debt issuance costs	-	(25,969)
Net cash from financing activities	751,249	433,720
Net change in cash	(44,187)	(309,307)

Cash, beginning of year	51,016	360,323
Cash, end of year	$6,829	$51,016
Supplemental cash flow information:
Cash paid for interest	$237,604	$145,345
Non-cash investing and financing activities:
Distribution	$-	$100,000
Issuance of common shares for Asset Purchase	-	55,000
Issuance of common shares for vendor credits	-	300,000
Issuance of common shares for loan fees	50,000	-

See accompanying notes to the consolidated financial statements.

XFit Brands, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2016 and 2015

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

Forward Stock Split

On March 28, 2016, the Board of Directors approved a 1-for-5 forward split of its outstanding shares of common stock (and proportional increase of its authorized common stock from 250 million shares to 1.25 billion shares) with a record date of April 14, 2016 and an effective date of April 15, 2016. Prior to the split, the Company had 4,118,500 shares issued and outstanding and after the split, the Company had 20,592,500 shares issued and outstanding. All references in the consolidated financial statements and notes to consolidated financial statements, numbers of shares, and share amounts have been retroactively restated to reflect the 1-for-5 forward split, unless explicitly stated otherwise.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Basis of Consolidation

The consolidated financial statements include the accounts of XFit, Holdings, TDLLC and TDINC. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company also consolidates any variable interest entities (“VIEs”), of which it is the primary beneficiary, as defined within Accounting Standards Codification (“ASC”) 810. The Company does not have any VIEs that are required to be consolidated as of June 30, 2016 or 2015.

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

As of June 30, 2016, our top three customers accounted for 51.9% of our total revenues being Crunch Franchising, LLC (33.7%), CA Management Co., Ltd. (9.6%) and Eye Fitness (8.7%). Two customers accounted for 90% of our accounts receivable, being Crunch Franchising, LLC ($127,512/71%), and 24 Hour Fitness USA, Inc. ($33,060/19%). As of June 30, 2015, two customers accounted for 88% of our accounts and royalties receivable, being Crunch Franchising, LLC ($72,889/43%), and Partner Business ($75,000/45%). We have written agreements with all of the 2016 customers. As of June 30, 2016, three vendors accounted for 44% of our accounts payable being American Express ($116,310/16%), Everblooming Industrial Limited ($111,094/15%), and Wells Fargo Bank ($95,462/13%).

As of June 30, 2015, three vendors accounted for 68% of our accounts payable, being Indeglia & Carney ($51,465/12%), Lynam Industries ($203,394/46%), and Wells Fargo Bank ($46,683/10%). We have written agreements with a majority of the 2016 vendors. We expect our customer and vendor concentration to decrease as we expand our business.

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

Financial Instruments

The carrying amounts of cash, accounts and royalties receivable, accounts payable and accrued expenses approximate fair value as of June 30, 2016 and 2015, due to the short-term nature of the instruments.

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

The Company had no such asset impairments at June 30, 2016 or 2015. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Revenue Recognition

Product sales are recognized upon shipment of inventory to customers. Royalty revenues are recognized upon the terms of the underlying royalty agreements, when amounts are reliably measurable and collectability is assured.

Accounts receivable consist primarily of receivables from product sales. Management determines the allowance for doubtful accounts based on historical losses and current economic conditions. On a continuing basis, management analyzes delinquent receivables, and once these receivables are determined to be uncollectible, they are written off against an existing allowance account. As of June 30, 2016 and 2015, the Company has determined that an allowance for doubtful accounts is not necessary as all accounts are considered fully collectible.

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

Loan Discounts and Loan Fees

The Company amortizes loan discounts over the term of the loan using the effective interest method. Costs associated with obtaining financing are capitalized and amortized over the term of the related loans using the effective interest method. As of June 30, 2016 and 2015, the Company had $602,112 and $527,112 of total gross debt issuance costs, respectively. Amortization of the debt issuance costs was $203,975 and $146,038 for the years ended June 30, 2016 and 2015, respectively, which was recorded as a component of interest expense on the consolidated statements of operations.

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

The Company uses the “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company has determined that it has no material unrecognized tax assets or liabilities related to uncertain tax positions as of June 30, 2016 and 2015. The Company does not anticipate any significant changes in such uncertainties and judgments during the next 12 months.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets at June 30, 2016 and 2015, respectively.

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company reports taxes collected, which are primarily sales tax, on a net basis.

Income (Loss) per Share

The basic (loss) income per share is calculated by dividing the Company’s net (loss) income available to common shareholders by the weighted average number of common shares during the year. The diluted net (loss) income per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity. Diluted net (loss) income per share is the same as basic net (loss) income per share due to the lack of dilutive items. As of June 30, 2016 and 2015, the Company had 2,354,756 and 2,263,060 dilutive shares outstanding, respectively, that are attributable to the PIMCO warrant, which have been excluded as their effect is anti-dilutive.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The cost of property and equipment is depreciated or amortized using the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Furniture	3 years
Machinery	3-5 years

Prepaid Expenses

During the year ended June 30, 2015, the Company issued 300,000 shares of its common stock valued at $300,000 to two key vendors in consideration of future inventory purchases. As of June 30, 2015, the Company has not utilized these vendor credits and the $300,000 is included in prepaid expenses on the consolidated balance sheets. During the year ended June 30, 2016, we had consumed all of the credit with one vendor and had approximately $105,000 remaining with the other at year end.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $38,492 and $77,175 for the years ended June 30, 2016 and 2015, respectively, and is included in sales and marketing expense on the consolidated statements of operations.

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

Recently Issued Accounting Standards

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

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at:

	June 30, 2016	June 30, 2015
Office furniture and equipment	$51,794	$46,233
Warehouse equipment	15,254	13,254
Molds and dies	4,200	6,650
Leasehold improvements	4,227	—
Total, cost	75,475	66,137
Accumulated Depreciation	(37,799)	(23,845)
Property and equipment, net	$37,676	$42,292

Depreciation expense for the twelve months ended June 30, 2016 and 2015 was $13,954 and $12,377, respectively.

NOTE 3 - INTANGIBLE ASSETS, NET

Intangible assets consisted of the following at:

	June 30, 2016	June 30, 2015
Transformations exercise fitness program	$62,500	$62,500
Trademark and patent	8,277	4,396
Computer software	5,584	—
Total, cost	76,361	66,896
Accumulated amortization	(60,052)	(14,632)
Intangible assets, net	$16,309	$52,264

Amortization expense for the twelve months ended June 30, 2016 and 2015 was $48,089 and $14,632, respectively.

NOTE 4 – SHORT TERM FINANCING

On May 3, 2016, the Company entered into a Securities Purchase Agreement (“SPA”) with a single accredited investor (“Investor”) under which it issued and sold to Investor a promissory note in the principal amount of $125,000 (the “Note”). The Note has a maturity date of December 31, 2016 and an original issue discount of $20,000. In addition, the Company agreed to pay Investor’s expenses in connection with the SPA and issuance of the Note of $5,000. Accordingly, the Company received net proceeds from Investor of $100,000, which proceeds were used for investor relation services.

So long as the Note is outstanding, upon any issuance of any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to Investor in the Note or the SPA, then the Company will notify Investor of such additional or more favorable term and such term, at Investor’s option, shall become a part of the Note and/or SPA. The types of terms contained in another security that may be more favorable to the holder of such security include, but are not limited to, terms interest rates, and original issue discounts.

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

At any time following the occurrence of an Event of Default, Investor may, by written notice to the Company, declare all unpaid principal, plus all accrued interest and other amounts due hereunder to be immediately due and payable at an amount equal to 125% of the outstanding principal amount of the Note at the time of the default (“Mandatory Default Amount”); provided, however, that for an Event of Default for failure to pay the Note in full on the Prepayment Deadline, Investor will not accelerate the Note unless the Company fails to pay the Mandatory Default Amount (plus all accrued interest from and after the Event of Default) on the Maturity Date.

NOTE 5 – NOTE PAYABLE

The note payable is comprised of the following at:

	June 30,
	2016	2015
Note payable	$2,712,787	$2,000,000
Less: unamortized loan discount	(154,462)	(277,070)
Less: unamortized debt issuance costs	(79,605)	(102,641)
Total Note Payable, net	$2,478,720	$1,620,289

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

On February 6, 2015, the Company drew down an additional $500,000 of funds on the PIMCO Note Payable. Following the February 6, 2015 draw, the principal balance payable on the PIMCO note is $2,000,000, and the Company has an additional $500,000 available to draw on this loan facility. The full principal balance outstanding related to this note is due on July 12, 2017. Subsequently, the parties reached an agreement to treat the interest as Payment in Kind (PIK) and add the interest to the amount of the loan on a quarterly basis. This, in effect, increased the amount of the loan.

The Note includes various covenants, including but not limited to, having annual audited financial statements within 90 days of the end of the fiscal year. At June 30, 2016, the Company is in compliance with all covenants.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Receivable

As of June 30, 2014, the Company had a related party receivable of $100,000 from TD Legacy, the sole member of Holdings at that time. In June 2014, Holdings paid the balance of the $500,000 note payable to Windsor Court Holdings, LLC (“WCH”) and an additional $100,000 transaction fee on behalf of TD Legacy, which redeemed the 25% interest in Holdings from WCH to TD Legacy. The Company issued a $100,000 distribution to its sole member, TD Legacy, which eliminated the related party receivable during the year ended June 30, 2015. In 2016 there were no additional related party transactions.

Related Party Payable

As of June 30, 2016 and 2015, the Company has $95,620 of salaries and bonuses payable to four of its officers and membership interest holders. These bonuses were to cover income taxes relating to equity issued during 2009.

NOTE 7 – LICENSING AGREEMENTS

On October 2, 2013, the Company entered into a license agreement with Dethrone Royalty Holdings, Inc. (“Dethrone”), pursuant to which the Company granted an exclusive, non-sub licensable and non-assignable right to Dethrone to use Company trademarks and other intellectual property. In consideration for the license agreement, the Company shall receive royalties of 10% of the net revenue generated by sales and other transfers of the licensed products during the term of the license agreement (subject to minimum requirement). In addition to the royalty payments, the Company received 5,437,603 shares of Dethrone’s common stock, at a trading value of $114,190, which was recorded as other income on the consolidated statements of operations. As of June 30, 2014, the Company wrote down the shares to fair market value, which has been recorded as a loss on value of marketable securities on the consolidated statements of operations. The change was due to a decline in the fair value of the marketable security which, in the opinion of management, was considered to be other than temporary. This agreement was terminated on February 14, 2015. Total royalties related to this agreement were zero and $75,000 for the years ended June 30, 2016 and 2015, respectively.

On April 10, 2014, the Company entered into a distribution and license agreement with Partner Business Importacao e Exportacao, LTDA, a Brazilian corporation (“Partner”). Pursuant to the agreement, the Company granted a two-year, non-assignable, royalty-based license and right to use the trademarks and other intellectual property in the territory defined as Brazil. In consideration for the license agreement, the Company shall receive the greater of royalties of 10% of the net sales generated by sales and other transfers of the licensed products during the term of the license agreement or the minimum royalties outlined in the agreement. Total royalties related to this agreement were zero and $75,000 for the years ended June 30, 2016 and 2015, respectively.

On March 26, 2015, the Company entered into a distribution agreement with Eye Fitness Pty Ltd (“Eye Fitness”), an Australian Company. Pursuant to the agreement, the Company granted a two-year, non-assignable, distribution agreement for Australia and key accounts in the United Kingdom, Thailand and Singapore. In consideration for the distribution agreement, the Company shall receive minimum royalties as outlined in the agreement. There was no royalty revenue for the years ended June 30, 2016 and 2015.

NOTE 8 – INCOME TAXES

The Company’s net loss before income taxes totaled $1,785,588 for the year ended June 30, 2016. During the year ended June 30, 2015, the Company had income before taxes of $1,593,795.

The total provision for income taxes, which consists of U.S. federal income and California Franchise taxes, consists of the following:

	June 30,
	2016	2015

Current taxes	$(710,664)	$(609,092)
Deferred taxes	710,664	609,092
Total	$-	$-

A reconciliation of the tax on the Company’s loss for the year before income taxes and total tax expense are shown below:

	June 30,
	2016	2015
Income tax liability (benefit) at the U.S statutory income tax and California Franchise tax rates	(39.8)%	(39.8)%
Loss on marketable securities	-	-
Amortization of loan discount	2.9%	2.6%
Other differences	0.0%	0.1%
Change in valuation allowance	36.9%	37.1%
Total	-	-

Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the net deferred tax assets will not be realized. Therefore, the company has recorded a full valuation allowance against the net deferred tax assets.

The components of net deferred tax assets recognized are as follows:

	June 30,
	2016	2015
Deferred noncurrent tax asset:
Net operating loss carry-forward	$1,212,842	$502,178
Basis differences on marketable securities	-	45,448
Total, deferred noncurrent tax asset	1,212,842	547,626
Deferred noncurrent tax liabilities:
Value of warrants recorded as loan discount	-	110,274
Other, net	-	-
Total deferred noncurrent tax liabilities	-	110,274
Total, deferred noncurrent tax asset, net	1,212,842	437,352
Valuation allowance	(1,212,842)	(437,352)
Total	$-	$-

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

At June 30, 2016, the Company had federal income tax net operating losses of approximately $3.4 million. The federal net operating losses expire at various dates beginning in 2028. The Company files income tax returns in the U.S. federal jurisdiction and California. Tax years 2008 forward remain open to examination for the U.S. federal jurisdiction as a result of net operating loss carryforwards. Tax years 2009 forward remain open to examination by the state taxing authority.

NOTE 9 – STOCKHOLDERS’ DEFICIT

On July 1, 2015, the Company issued 75,000 shares of its common stock valued at $75,000 to an employee as a signing bonus.

On July 15, 2015, the board of directors approved the issuance of 1,587,500 stock options to employees to be utilized on a performance and retention basis.

On September 30, 2015, the Company issued 50,000 shares of its common stock valued by the Company’s board of directors at $50,000 to PIMCO as a loan fee in consideration of the additional $500,000 draw-down on the PIMCO Note Payable that was funded on October 20, 2015. (See Note 5-Note Payable).

On November 17, 2015, the Company issued options to purchase 215,000 shares of stock to six employees for services rendered. (See Note 10-Commitments and Contingencies-Stock Incentive Plan)

On February 23, 2016, the Company issued 50,000 shares of common stock to an employee and 50,000 shares of common stock to a consultant as part of their former agreements with XFit Brands. The shares were valued at $60,000.

On April 18, 2016, the Company issued 10,000 shares of its common stock valued at $9,000 to an employee as a signing bonus.

On May 18, 2016, the Company issued 100,000 shares of its common stock valued at $60,000 to an investor relations company for services rendered.

On May 19, 2016, the Company issued 5,307 shares of its common stock valued at $3,200 to a marketing consultant for services rendered.

On May 24, 2016, the Company issued 200,000 shares of its common stock valued at $60,000 to an investor pursuant to an equity purchase agreement.

On May 25, 2016, the Company issued 10,000 shares of its common stock valued at $6,000 to a marketing company for services rendered.

On June 1, 2016, the Company issued 25,000 shares of its common stock valued at $15,000 to an investor relations company for services rendered.

On June 21, 2016, the Company issued 250,000 shares of its common stock valued at $56,250 to an investor pursuant to an equity purchase agreement.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

On June 18, 2015, the Company entered into a lease agreement for approximately 25,788 square feet of warehouse and office space under a thirty-eight (38) month operating lease that commences on September 1, 2015 and expires on October 31, 2018. The lease has monthly payments of $16,504 with standard rent increases over the life of the lease scheduled in October of each year.

On June 5, 2015, the Company entered into a sublease of a portion of the premises for the period September 1, 2015 through August 31, 2016, at a monthly rental rate of $5,000.

Future minimum lease payments under the operating lease as of June 30, 2016 are as follows:

For the years ending June 30:
2017	$202,508
2018	208,583
2019	70,038
Total	$481,129

Rent expense for the years ended June 30, 2016 and 2015 was $182,952 and $59,747, respectively.

Litigation

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the consolidated financial statements with respect to any matters.

Stock Incentive Plan

On October 21, 2014, the Board of Directors and the Company’s sole stockholder adopted the 2014 Stock Incentive Plan. The purpose of the 2014 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for management and growth of the Company with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of stock options and common stock under the plan supports and increases the Company’s ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which the Company depends. The total number of shares available for the grant of either stock options or compensation stock under the plan is 3,000,000 shares of common stock, subject to adjustment. The Board of Directors administers the plan and has full power to grant stock options. As of June 30, 2016, the Company has not issued any shares under the plan and has granted 1,587,500 options to purchase shares under the plan.

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

Asset Purchase Agreement

On February 26, 2015, the Company entered into an Asset Purchase Agreement to acquire the exclusive rights, title, and interest in the Transformations exercise and fitness program. The purchase price was $62,500 which comprised of a $7,500 cash payment and fifty-five thousand (55,000) shares of the Company’s common stock that was valued at $55,000. The agreement also has a performance based earn out for a period of eighteen (18) months that is based on fifty percent (50%) of all programming services gross revenues derived from the Transformations program, up to a maximum earn out of $187,500. The earn out is payable in tranches and none of the tranches were met during the years ended June 30, 2016 or 2015.

Vendor Credit Agreements

On June 18 2015, the Company entered into a Stock Purchase Agreement with Ever Blooming Industrial Limited, whereby the Company issued 100,000 shares of its common stock at $1.00 per share. The purchase price is in the form of a manufacturing credit totaling $100,000 to use for future inventory purchases (the “Vendor Credit”). The Company can use all or part of the Vendor Credit until the Vendor Credit is exhausted. The Company had the total $100,000 Vendor Credit at June 30, 2015, which is included in prepaid expenses on the consolidated balance sheets. At June 30, 2016, the Company had exhausted the entire credit.

On June 26 2015, the Company entered into a Stock Purchase Agreement with Yayu General Machinery Co., LTD, whereby the Company issued 200,000 shares of its common stock at $1.00 per share, or $200,000. The purchase price is in the form of a manufacturing credit of $200,000 to use for future inventory purchases (the “Vendor Credit”). The Company can use all or part of the Vendor Credit until the Vendor Credit is exhausted. The Company had the total $200,000 Vendor Credit at June 30, 2015, which is included in prepaid expenses in the consolidated balance sheets. At June 30, 2016, the Company still had approximately $105,000 remaining on the credit.

NOTE 11 – SUBSEQUENT EVENTS

On August 3, 2016 the Company entered into an Agreement with Crown Financial, LLC which advances 80% of invoices approved and assumed by Crown for collection. Depending on the length of time taken to collect the invoices, the Company will receive additional payments from Crown ranging from 18.25% if collected within 20 days to 0% if collected in 120 days. Crown has the right to require the Company to repurchase unpaid invoices outstanding for more than 120 days.

On August 13, 2016 the Company entered into an Investment Agreement (the “Investment Agreement”) with GHS Investments, LLC (“GHS”). The Investment Agreement gives the Company the option to sell to GHS, up to $5,000,000 worth of its common stock (“Shares”), over the period following effectiveness of a registration statement covering the resale of the Shares (the “Effective Date”) and ending thirty-six (36) months after the Effective Date. Under the terms of the Investment Agreement, the Company has the right to deliver from time to time a Put Notice to GHS stating the dollar amount of Put Shares (up to $500,000 under any individual Put Notice)(the “Put Amount”) that it intends to sell to GHS with the price per share based on the following formula: the lesser of (a) the lowest sale price for the Common Stock on the date of the Put Notice (the “Put Notice Date”); or (b) the arithmetic average of the three (3) lowest trading prices for the Company’s Common Stock during the five trading days following the Put Notice Date. The maximum number of shares that can be put to GHS is two times the average daily trading volume during the ten trading days prior to the closing of a put (the “Closing Date”). If the amount of the tranche of its outstanding shares exceeds the volume limitation, additional tranches will be delivered until the entire Purchase Amount is delivered. Each tranche, including the initial tranche, will trigger a new purchase price, and will be priced according to the purchase price definition. There are a number of conditions to the Company effecting a put, including the effectiveness of the registration statement.

On September 2, 2016, the Company issued 550,000 shares of its common stock valued at $86,625 to an investor pursuant to an equity purchase agreement.

On September 23, 2016, the Company entered into an agreement with a lender to increase the value of the note payable and to extend the due date. At this time both the new value and the revised date are still to be determined.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of our year ended June 30, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were effective as of June 30, 2016, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name and age of officers and directors as of the date hereof. Our executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Directors and Executive Officers

Name	Age	Position
David E. Vautrin	46	Chief Executive Officer, director
Charles E. Joiner	43	President, director
Robert J. Miranda	64	Chief Financial Officer
Brent D. Willis	56	Director (Executive Chairman)
Kevin Hirsch	56	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors during the past five (5) years or more.

David E. Vautrin, Chief Executive Officer and director. Mr. Vautrin has been our Chief Executive Officer and a director since inception in September 2014. In addition, Mr. Vautrin has served and continues to serve as Chief Executive Officer and a director of our affiliated entities: Throwdown Industries, Inc. (2009-present), Throwdown Industries, LLC (2012-present), and Throwdown Industries Holdings, LLC (2012-present). From 2007-2008, Mr. Vautrin was the Senior Vice President of Marketing at Cott Corporation, (NYSE: COT), a retail brand beverage company. Mr. Vautrin received his Bachelor of Science in Business Administration from the State University of New York.

Charles E. Joiner, President and director. Mr. Joiner has been our President and a director since inception in September 2014. In addition, Mr. Joiner has served and continues to serve as President and a director of our affiliated entities: Throwdown Industries, Inc. (2009-present), Throwdown Industries, LLC (2012-present), and Throwdown Industries Holdings, LLC (2012-present). Mr. Joiner received his Bachelors of Science in Business Marketing from Utah Valley University in Orem, Utah.

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

Brent D. Willis, Director (Executive Chairman). Mr. Willis has served as a director (Chairman) since inception in September 2014. In addition, Mr. Willis has served and continues to serve as Chairman for our affiliated entities: Throwdown Industries, Inc. (2008-present), Throwdown Industries, LLC (2012-present), and Throwdown Industries Holdings, LLC (2012-present). Mr. Willis has served as the Chief Executive Officer, President, Secretary and a director of Electronic Cigarettes International Group, LTD (ECIG) from June 25, 2013 to April 8, 2015. From June 2012 until June 2013, Mr. Willis served as Chairman and Chief Executive Officer of Victory Electronic Cigarettes, Inc. From 2009 to 2013, Mr. Willis served as the Chairman and Chief Executive Officer of Liberty Ammunition Inc., a private lead-free ammunition company. From 2008 to 2009, Mr. Willis was the Chairman and Chief Executive Officer of Vascular Technologies, Inc., a private medical device company. Mr. Willis served as the Chief Executive Officer and on the board of directors of Cott Corporation (NYSE: COT), a retail brand beverage company, from 2006 to 2008 and on the board of directors for the American Beverage Association. From 2002 to 2006, Mr. Willis was the Global Chief Commercial Officer, President, and on the board of management for Anheuser-Busch InBev SA/NV (NYSE: BUD) and the board of directors of AmBev (NYSE: ABV). From 1996 through 2001, Mr. Willis served as a President in Latin America for the Coca-Cola Company. From 1987 through 1996, Mr. Willis worked for Kraft Foods, Inc. Mr. Willis is also the Chief Executive Officer of New Age Beverages Corporation, a public company. Mr. Willis obtained a Bachelors of Science in Engineering from the United States Military Academy at West Point in 1982 and obtained a Masters in Business Administration from the University of Chicago in 1991.

Kevin Hirsch, MD, Director. Dr. Hirsch has served as a director since inception in September 2014. In addition, Dr. Hirsch has served and continues to serve as a director for our affiliated entities: Throwdown Industries, Inc. (2009-present), Throwdown Industries, LLC (2012-present), and Throwdown Industries Holdings, LLC (2012-present). Dr. Hirsch is a board certified trauma surgeon and has been at Healthcare America (HCA) since May 2011, and prior at Bayfront Medical Center, St. Petersburg, Florida from 1992 to 2010, including as a trauma surgeon. Dr. Hirsch also was a founder and a member of the board of directors of DecisionHR, a professional employee organization, from 1995 until it was acquired by First Advantage Corporation in 2006. Dr. Hirsch is also a founder of Medical 6 Sigma, LLC, a management advisory consulting firm for large risk-adjusted group practices. Dr. Hirsch is also a private developer of commercial and institutional real estate and has, along with his sons, developed a line of nanotechnology antimicrobials.

Board of Directors

The minimum number of directors we are authorized to have is three and the maximum is seven. Although we anticipate appointing additional directors in the future, as of the date hereof we have 4 directors consisting of David E. Vautrin, Charles Joiner, Brent D. Willis and Kevin Hirsch, MD. We considered Mr. Vautrin’s prior experience as an officer and director of our affiliated companies in concluding that he was qualified to serve as one of our directors. We considered Mr. Joiner’s prior experience as an officer and director of our affiliated companies as important factors in concluding that he was qualified to serve as one of our directors. We considered Mr. Willis’ prior experience as an officer and director of our affiliated entities as well as his experience as an officer and director of a public company as important factors in concluding that he was qualified to serve as one of our directors. We considered Dr. Hirsch’s prior experience as a director of our affiliated entities as important factors as well as his prior leadership and entrepreneurial experience as important factors in concluding that he was qualified to serve as one of our directors. Directors on our Board of Directors are elected for one-year terms and serve until the next annual security holders’ meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified. All officers are appointed annually by the Board of Directors and serve at the discretion of the Board. Currently, directors receive no compensation for their services on our Board.

All directors will be reimbursed by us for any appropriate expenses incurred in attending directors’ meetings provided that we have the resources to pay these expenses. We will consider applying for officers and directors’ liability insurance at such time when we have the resources to do so.

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

Code of Business Conduct and Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 25731 Commercentre Drive, Lake Forest CA 92630.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for services rendered to us for the years ended June 30, 2016 and 2015. The compensation listed in the table below represents amounts paid to our executive officers from our wholly-owned operating subsidiary and predecessor company, Throwdown Industries Holdings, LLC for the periods presented.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	All Other Compensation ($)(1)	Total ($)
David E. Vautrin, Chief Executive Officer and director	2016	$100,000	—	—	$52,832	$152,832

	2015	$97,280	—	—	$45,698	$142,978

Charles E. Joiner, President and director	2016	$90,000	—	—	$52,832	$142,832

	2015	$86,636	—	—	$45,698	$132,334

Miranda CFO Services,
Chief Financial Officer	2016	$88,258	—	—	—	$88,258
(Since September 2014)
	2015	$129,838	—	$25,000	—	$154,838

Brent Willis, Executive Chairman	2016	$50,000	—	—	—	$50,000

	2015	—	—	—	—	—

(1)	Each of Mr. Vautrin and Mr. Joiner receive additional compensation equal to 2% of the company’s gross revenues, which are reflected in the table above under “All Other Compensation”. Vautrin and Joiner have the following accrued and unpaid variable compensation through 6.30.16; Vautrin $33,701, Joiner $42,965.

(2)	CFO Services are contracted through Miranda CFO Services, Inc.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” above and (iv) all executive officers and directors as a group. As of September 28, 2016, we had 23,842,807 shares of common stock issued and outstanding

Name and Address (1)	Number of Shares Beneficially Owned		Percentage Owned
5% Stockholders:
PIMCO High Yield Portfolio (2)	2,434,281	(3)	10%
Lisa Ann Willis (4)	1,374,974		5.77%

Executive Officers:

David E. Vautrin	5,444,331	(5)	22.83%
Charles E. Joiner	2,974,877		12.48%
Robert Miranda	25,060		*

Directors:

Kevin Hirsch, MD	1,220,415	(6)	5.01%
Brent D. Willis	1,375,120		5.76%

All directors and officers as a group (5 persons)	11,039,803		46.30%

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

*Less than 1%

(1)	Unless otherwise indicated the address is c/o XFit Brands, Inc., 25731 Commercentre Drive, Lake Forest, CA 92630.
(2)	The address is 840 Newport Center Drive, Newport Beach, CA 92660. PIMCO High Yield Portfolio is a commingled 1940 Act registered fund, and the investment adviser of the fund is Pacific Investment Management Company LLC (PIMCO). The lead portfolio manager of the Fund is Christian Stracke. Mr. Stracke is a Managing Director of PIMCO and, in his capacity as the portfolio manager of the fund, is the natural person with voting and investment control over these shares on behalf of the fund.
(3)	Includes 2,384,280 shares under presently exercisable warrants.
(4)	The address is 1010 Central Ave. Unit 433, St Petersburg, FL 33705
(5)	Includes 5,444,331 shares held under a trust of which Mr. Vautrin is the trustee.
(6)	Includes 1,220,415 shares held under trust of which Mr. Hirsh’s wife is the trustee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended June 30, 2016, all of the Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis in the year ended June 30, 2016.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On September 26, 2014, XFit Brands, Inc. entered into a Contribution and Exchange Agreement with TD Legacy and Holdings under which TD Legacy contributed all of its membership interest in Holdings to XFit, in exchange for the issuance by XFit of twenty million (20,000,000) shares of common stock to TD Legacy.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Accell Audit and Compliance, P.A. billed us $28,000 in fees for our audit for the year ended June 30, 2016, $25,000 in fees for our audit for the year ended June 30, 2015, $15,000 in fees for the review of our quarterly financial statements for the year ended June 30, 2016 and $15,000 in fees for the review of our quarterly financial statements in the year ended June 30, 2015.

Audit-Related Fees

We did not pay any fees to Accell Audit and Compliance, P.A .for assurance and related services that are not reported under Audit Fees above in the year ended June 30, 2016.

Tax Fees

We did not pay Accell Audit and Compliance, P.A. any fees for federal and state tax returns in the year ended June 30, 2016

All Other Fees

For the year ended June 30, 2016, Accell Audit and Compliance, P.A. billed us $1,100 for work in connection with our registration statement on Form S-1

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our audit committee pre-approves all services to be provided by Accell Audit and Compliance, P.A. and the estimated fees related to these services.

All audit, audit related, and tax services were pre-approved by the audit committee, which concluded that the provision of such services by Accell Audit and Compliance, P.A. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Our pre-approval policies and procedures provide for the audit committee’s pre-approval of specifically described audit, audit-related, and tax services on an annual basis, but individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policies and procedures also require specific approval by the audit committee if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year. The policies and procedures authorize the audit committee to delegate to one or more of its members’ pre-approval authority with respect to permitted services.

Item 15. EXHIBITS.

(a) Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1	Contribution and Exchange Agreement dated September 26, 2014 by and among TD Legacy, LLC, a Florida limited liability company XFit Brands, Inc., a Nevada corporation, and Throwdown Industries Holdings, LLC, a Delaware limited liability company

3.1	Articles of Incorporation of XFit Brands, Inc. (1)

3.2	By-Laws of XFit Brands, Inc. (1)

3.3	Certificate of Change Pursuant to NRS 78.209 dated April 11, 2016. (5)

4.1	Warrant issued to the PIMCO Fund (1)

4.2	Assignment, Assumption and Release for warrant issued to the PIMCO Fund (1)

4.3	Senior Secured Fixed Rate Note dated November 26, 2014 issued to the PIMCO Fund (1)

4.4	2014 Stock Incentive Plan (1)

4.5	14.00% Senior Secured Fixed Rate Note in the amount of $2,620,098.37 due June 12, 2017 (6)

4.6	$125,000 Promissory Note dated May 3, 2016 (7)

10.1	Pledge & Security Agreement dated June 12, 2014 by and among Throwdown Industries Holdings, LLC, Throwdown Industries, LLC, Throwdown Industries, Inc. and the PIMCO Fund (1)

10.2	Note Purchase Agreement dated June 12, 2014 by and among Throwdown Industries Holdings, LLC, Throwdown Industries, LLC, Throwdown Industries, Inc. and the PIMCO Fund (1)

10.3	Trademark Security Agreement dated June 12, 2014 by and among Throwdown Industries Holdings, LLC, Throwdown Industries, LLC, Throwdown Industries, Inc. and the PIMCO Fund (1).

10.4	Standard Industrial/Commercial Multi-Tenant Lease dated November 22, 2013 between Don Wilson Builders and Throwdown Industries, LLC (1)

10.5	Exclusive Distribution and License Agreement dated April 10, 2014 with Partner Business Omportacao e Exportacao LTDA, as Licensee and Throwdown Industries Holdings, LLC (1)

10.6	License Agreement dated October 2, 2013 between Throwdown Industries Holdings, LLC and Dethrone Royalty Holdings, Inc. (1)

10.7	Joinder Agreement between XFit Brands and the PIMCO Fund (1)

10.8	Assumption Agreement dated November 26, 2014 between XFit Brands and the PIMCO Fund (1)

10.9	Equity Purchase Agreement dated December 17, 2014 between Kodiak Capital Group, LLC and XFit Brands, Inc. (2)

10.10	Registration Rights Agreement dated December 17, 2014 between XFit Brands, Inc. and Kodiak Capital, LLC (2)

10.11	Asset Purchase Agreement dated February 26, 2015 between XFit Brands, Inc. and Dennis Dumas. (3)

10.12	Exclusive Supply Chain Agreement dated June 23, 2015 between XFit Brands, Inc. and Crunch Franchising, LLC (4)

10.13	Lease Agreement dated June 18, 2015 between Prologis California I, LLC and Throwdown Industries Holdings, LLC (4)

10.14	Stock Purchase Agreement dated June 18, 2015 between XFit Brands, Inc. and Ever Blooming Industrial Ltd. (4).

10.15	Stock Purchase Agreement dated June 26, 2015 between XFit Brands, Inc. and Yayu General Manufacturing Co., Ltd. (4)

10.16	Securities Purchase Agreement dated May 3, 2016. (7)

10.17	Investment Agreement dated as of August 12, 2016 by and between GHS Investments, LLC and XFit Brands, Inc.(8)

10.18	Registration Rights Agreement dated as of August 12, 2016 by and between GHS Investments, LLC and XFit Brands, Inc. (8)

21	Subsidiaries (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

32.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

101.INS	XBRL Instance Document (9)

101.SCH	XBRL Taxonomy Schema Linkbase Document (9)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (9)

101.DEF	XBRL Taxonomy Definition Linkbase Document (9)

101.LAB	XBRL Taxonomy Labels Linkbase Document (9)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (9)

(1)	Filed as an exhibit to our Registration on Form S-1 filed with the SEC on November 26, 2014 (File No. 333-200619) and incorporated herein by reference.
(2)	Filed as an exhibit to our Amendment No. 1 to Registration on Form S-1 filed with the SEC on January 9, 2015 (File No. 333-200619) and incorporated herein by reference.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.
(4)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended June 30, 2015 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K dated April 11, 2016 and filed on April 14, 2016 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K dated October 20, 2015 and filed on October 21, 2015 and incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K dated May 3, 2016 and filed on May 10, 2016 and incorporated herein by reference.
(8)	Filed as an exhibit to our Current Report dated August 12, 2016 and incorporated herein by reference.
(9)	Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFIT BRANDS, INC
(Registrant)

Date: September 29, 2016	By:	/s/ David E. Vautrin
David E. Vautrin
Chief Executive Officer
(Principal Executive Officer)

Date: September 29, 2016	By:	/s/ Robert J. Miranda
Robert J. Miranda

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ David Vautrin	President, Chief Executive Officer,	September 29, 2016
David Vautrin	Treasurer and Director
(Principal Executive Officer)

/s/ Charles E. Joiner	President and Director	September 29, 2016
Charles E. Joiner

/s/ Robert Miranda	Chief Financial Officer	September 29, 2016
Robert Miranda	(Principal Financial and Accounting Officer)

/s/ Brent D. Willis	Director (Chairman)	September 29, 2016
Brent D Willis

/s/ Kevin Hirsch, MD	Director	September 29, 2016
Kevin Hirsch, MD

