Form 10-Q
period 2016-09-30
XFIT BRANDS, INC.
filed 2016-11-21
CIK 1623554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Not applicable

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

As of November 16, 2016, there were 26,866,251 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

XFit Brands, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2016	June 30, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$61,096	$6,829
Accounts receivable	91,814	179,636
Inventory	373,354	288,184
Prepaid expenses	91,047	114,060
Total Current Assets	617,312	588,709
Long Term Assets
Property and equipment, net	32,207	37,676
Deposits	23,467	23,467
Intangible assets, net	5,541	13,640
TOTAL ASSETS	$678,526	$663,492
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$755,528	$730,026
Related party payable	95,620	95,620
Accrued expenses and interest	336,787	273,819
Customer deposits	183,636	129,201
Line of credit	33,978	34,999
Total Current Liabilities	1,405,549	1,263,665

Notes payable, net of discounts	2,544,469	2,478,720
Total Liabilities	3,950,018	3,742,385

Commitments and contingencies (Note 9)

Stockholders’ Deficit
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and June 30, 2016	-	-
Common stock, $0.0001 par value, 1,250,000,000 shares authorized, 21,742,806 and 21,192,807 shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	2,174	2,119
Additional paid in capital	4,926,015	4,712,245
Accumulated deficit	(8,199,681)	(7,793,257)
Total Stockholders’ Deficit	(3,271,492)	(3,078,893)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$678,526	$663,492

See accompanying notes to the condensed consolidated financial statements.

XFit Brands, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the three month periods ended September 30, 2016 and 2015

	For the Three Months Ended September 30,
	2016	2015
Revenues:
Product sales	$492,007	$473,257
Cost of revenues	277,108	258,845
Gross profit	214,899	214,412

Operating expenses
General and administrative	398,245	444,930
Sales and marketing	64,175	89,894
Total operating expenses	462,420	534,824

Loss from operations	(247,521)	(320,412)

Interest expense	(158,932)	(116,277)
Net Loss	$(406,453)	$(436,689)
Loss per common share – basic and diluted	$(.0186)	$(0.022)
Weighted average shares outstanding - basic and diluted	21,742,806	20,492,500

See accompanying notes to the condensed consolidated financial statements.

XFit Brands, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the three month periods ended September 30, 2016 and 2015

	Three Month Periods Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(406,453)	$(436,689)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,093	15,382
Amortization of debt issuance costs and loan discount	60,377	41,108
Stock based compensation	-	75,000
Changes in operating assets and liabilities
Accounts receivable	87,851	6,917
Royalties receivable	-	25,000
Prepaid expenses	23,013	100,265
Inventory	(85,170)	(50,872)
Accounts payable	25,502	241,279
Accrued expenses	69,815	1,528
Customer deposits	54,435	(67,516
Net cash used in operating activities	(158,537)	(48,598)
Cash flows from financing activities
Net proceeds from (payments on) line of credit	(1,021)	19,224
Proceeds from sale of stock	213,825	-
Net cash provided by financing activities	212,804	19,224
Net increase (decrease) in cash	$54,267	$(29,374)
Cash at beginning of period	6,829	51,016
Cash at end of period	$61,096	$21,642
Supplemental cash flow information:
Cash paid for interest	$30,400	$64,525
Non-cash investing and financing activities:
Value of common shares issued as a loan fee	$-	$50,000
Interest expense added to loan principal balance	$34,000	$26,173

See accompanying notes to the condensed consolidated financial statements.

XFit Brands, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

History of the Company

XFit Brands, Inc. (“XFit” or the “Company”) was incorporated on September 16, 2014 under the laws of the State of Nevada. The fiscal year of the Company is June 30. XFit’s principal business activity is the design, development, and worldwide marketing and selling of functional equipment, training gear, apparel and accessories for the sports market and fitness industry. The Company provides a full portfolio of products and services spanning Mixed Martial Arts and other high and low impact fitness regimes and own the trademarks Throwdown®, EnviroTurf®, GlideBoxx® and Transformations. Products are sold to gyms, fitness facilities, universities, first responders and directly to consumers via website and through third party catalogues through a mix of independent distributors and licensees.

These financial statements represent the consolidated financial statements of XFit and its wholly owned operating subsidiaries Throwdown Industries Holdings, LLC (“Holdings”), Throwdown Industries, LLC (“TDLLC”), and Throwdown Industries, Inc. (“TDINC”).

Forward Stock Split

On March 28, 2016, the Board of Directors approved a 1-for-5 forward split of its outstanding shares of common stock (and proportional increase of its authorized common stock from 250 million shares to 1.25 billion shares) with a record date of April 14, 2016 and an effective date of April 15, 2016. Prior to the split, the Company had 4,118,500 shares issued and outstanding and after the split, the Company had 20,592,500 shares issued and outstanding. All references to the number of shares and per-share amounts within these condensed consolidated financial statements, including the notes thereto, have been retroactively restated to reflect this stock split, unless explicitly stated otherwise.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes as of and for the years ended June 30, 2016 and 2015, which were filed with the Company’s annual report Form 10-K on September 29, 2016. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of results that may be expected for the year ending June 30, 2017 or for any other interim period.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of XFit, Holdings and TDINC. All significant intercompany transactions and balances have been eliminated in consolidation. The financial statements do not include the financials or any impact from it recent acquisition of EnviroTurf® and GlideBoxx® which were acquired after September 30, 2016 (see Note 11, Subsequent Events).

Recent Accounting Pronouncements

The Company has implemented all applicable new accounting standards and does not believe that there are any other new accounting pronouncements that have been issued that may have a material impact on the consolidated financial statements.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU-2015-03”). ASU 2015-03 requires companies to present debt issuance costs as a direct deduction from the carrying value of that debt liability. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Loss per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted net loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. To compute the diluted weighted average number of shares outstanding, the company begins with the basic weighted average number of shares outstanding and adds any potentially dilutive securities that are convertible into shares of common stock. Diluted net loss per share is the same as basic net loss per share due to the lack of dilutive items. For the three months ended September 30, 2016 and 2015, the Company had warrants outstanding to acquire shares of common stock that totaled 2,174,281 and 2,055,838 shares, respectively, which were excluded as their effect would have been anti-dilutive.

Reclassifications

Certain reclassifications were made to the prior period condensed consolidated financial statements to conform to the current period presentation. There was no change to the previously reported net loss.

Use of Estimates

Condensed consolidated financial statements prepared in accordance with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management has estimated the collectability of its accounts receivable, the valuation of long-lived assets, and the fair value of equity instruments issued. Actual results could differ from those estimates.

Loan Discounts and Loan Fees

The Company amortizes loan discounts over the term of the loan using the effective interest method. Costs associated with obtaining financing are capitalized and amortized over the term of the related loans using the effective interest method. Amortization of the debt issuance costs was $60,377 and $41,108 for the three months ended September 30, 2016 and 2015, respectively, which was recorded as a component of interest expense on the condensed consolidated statements of operations.

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at:

	September 30, 2016	June 30, 2016
	(Unaudited)
Office furniture and equipment	$51,794	$51,794
Warehouse equipment	15,254	15,254
Molds and dies	4,200	4,200
Leasehold Improvements	4,227	4,227
Total, cost	75,475	75,475
Accumulated Depreciation	(43,268)	(37,799)
Property and equipment, net	$32,207	$37,676

Depreciation expense for the three months ended September 30, 2016 and 2015 was $5,469 and $4,599, respectively.

NOTE 3 – INTANGIBLE ASSETS, NET

Intangible assets consisted of the following at:

	September 30, 2016	June 30, 2016
	(Unaudited)
Trademark and patent	$8,277	$8,277
Transformations exercise fitness program	62,500	62,500
Computer Software	5,584	5,584
Total, cost	76,361	76,361
Accumulated Amortization	(70,820)	(62,721)
Intangible assets, net	$5,541	$13,640

Amortization expense for the three months ended September 30, 2016 and 2015 was $8,100 and $10,783, respectively.

NOTE 4 – SHORT TERM FINANCING

On May 3, 2016, the Company entered into a Securities Purchase Agreement (“SPA”) with a single accredited investor (“Investor”) under which it issued and sold to Investor a promissory note in the principal amount of $125,000 (the “Note”). The Note has a maturity date of December 31, 2016 and an original issue discount of $20,000. In addition, the Company agreed to pay Investor’s expenses in connection with the SPA and issuance of the Note of $5,000. Accordingly, the Company received net proceeds from Investor of $100,000, which proceeds were used for investor relation services. This financing is listed on the condensed consolidated balance sheets under accrued expenses.

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

NOTE 5 – NOTES PAYABLE

The note payable is comprised of the following at:

	September 30, 2016	June 30, 2016
	(Unaudited)
Note payable	$2,727,968	$2,712,787
Less: unamortized loan discount	(122,463)	(154,462)
Less: unamortized debt issuance costs	(59,560)	(79,605)
Total note payable, net	$2,545,945	$2,478,720

On June 10, 2014, the Company entered into a Note Purchase Agreement (“Agreement”) with Pacific Investment Management Company (“PIMCO”) that authorized the issuance of up to $2,500,000. On June 12, 2014, the Company entered into a Senior Secured Note (“Note”) whereby the Company drew $1,500,000. The note bears interest at 14% and an effective interest rate of 21%. This Note is collateralized by all of the assets of the Company except  its Accounts Receivable which it is in second position to Crown Financial.

On February 6, 2015, the Company drew down an additional $500,000 of funds on the PIMCO Agreement. Following the February 6, 2015 draw, the principal balance payable on the PIMCO note is $2,000,000, and on October 20, 2015 the Company drew down the final $500,000 in funds on this loan facility. The full principal balance outstanding related to this note is due on July 12, 2017. During November 2016 the Company finalized terms of refinancing its note payable with PIMCO. Both the note holder and the Company are in process of executing the final note agreements. The parties reached an agreement to treat the interest as Payment in Kind (PIK) and add the interest to the amount of the loan on a monthly basis. This, in effect, increased the amount of the loan. Currently the Company is finalizing an agreement with the lender to extend the note for an additional 3 years.

The Note includes various covenants, including but not limited to, having annual audited financial statements within 90 days of the end of the fiscal year. At September 30, 2016, the Company is in compliance with all covenants.

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

NOTE 6 – BANK LINE OF CREDIT

On July 24, 2015, the Company entered into an unsecured line of credit with Wells Fargo Bank. The line of credit bears interest at prime plus 4% and is personally guaranteed by the Company’s chief executive officer. There is no maturity date and the Company was in compliance as of September 30, 2016.

NOTE 7 – RELATED PARTY TRANSACTIONS

Related Party Payable

As of September 30, 2016 and June 30, 2016, the Company has $95,620 of bonuses payable to four of its officers which also owns shares of common stock. These bonuses were to cover income taxes relating to bonuses issued during 2009.

As of September 30, 2016, the Company has a salary and variable compensation payable to David E Vautrin, CEO and Charles Joiner, President of $50,224 and $66,565 respectively, which has been reflected under the caption accrued expenses and interest on the condensed consolidated balance sheets. The Company has also accrued 100% of their compensation since September 30, 2016 through November 16, 2016.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Equity Purchase Agreement

On December 17, 2014, the Company entered into an Equity Purchase Agreement with Kodiak Capital LLC (Kodiak). The Equity Purchase Agreement provides the Company with financing whereby the Company can issue and sell to Kodiak, from time to time, shares of common stock (the “Put Shares”) up to an aggregate purchase price of $5.0 million (the “Maximum Commitment Amount”) during the commitment period. The commitment period is defined as the period beginning on the trading day immediately following the effectiveness of the registration statement and ending December 31, 2016. In addition, in no event shall Kodiak be entitled to purchase that number of Put Shares which when added to the sum of the number of shares of common stock already beneficially owned by Kodiak would exceed 9.99% of the number of shares of common stock outstanding on the applicable closing date.

The Equity Purchase Agreement will terminate when any of the following events occur: (i) Kodiak has purchased an aggregate of $5.0 million of the Company’s common stock, (ii) on December 31, 2016 or (iii) upon written notice from the Company to Kodiak.

During the three months ended September 30, 2016, The Company  put 2,650 shares to Kodiak and received $213,560. As of September 30, 2016, the Company has put 3,100,000 shares to Kodiak under the equity purchase agreement. There are no more registered shares remaining that could be put to Kodiak in the future.

Investment Agreement with GHS Investments, LLC

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

As of September 30, 2016 the registration statement for the above Investment Agreement still needs to be amended to include the consolidated financials of the recent EnviroTurf acquisition (see Note 11, Subsequent Events). Therefore the Company has not placed any shares under this GHS agreement.

Vendor Credit Agreements

On June 26 2015, the Company entered into a Stock Purchase Agreement with Yayu General Machinery Co., LTD, whereby the Company issued 200,000 shares of its common stock at $1.00 per share. The purchase price is in the form of a manufacturing credit of $200,000 to use for future inventory purchases (the “Vendor Credit”). The Company can use all or part of the Vendor Credit until the Vendor Credit is exhausted. As of September 30, 2016 and June 30, 2016, the Company had $82,112 and $105,096, respectfully, of Vendor Credit included in prepaid expenses in the condensed consolidated balance sheets.

Stock Incentive Plan

On October 21, 2014, the Board of Directors and the Company’s sole stockholder adopted the 2014 Stock Incentive Plan. The purpose of the 2014 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for management and growth of the Company with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of stock options and common stock under the plan supports and increases the Company’s ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which the Company depends. The total number of shares available for the grant of either stock options or compensation stock under the plan is 3,000,000 shares of common stock, subject to adjustment. The Board of Directors administers the plan and has full power to grant stock options. As of September 30, 2016, the Company has not issued any options under the plan.

NOTE 9– COMMITMENTS AND CONTINGENCIES

Lease Commitments

On June 18, 2015, the Company entered into a lease agreement for approximately 25,788 square feet of warehouse and office space under a thirty-eight (38) month operating lease that commences on September 1, 2015 and expires on October 31, 2018. The lease has monthly payments of $16,504 with standard rent increases over the life of the lease scheduled in October of each year.

On June 5, 2015, the Company entered into a sublease of a portion of the premises for the period September 1, 2015 through January 31, 2017, at a monthly rental rate of $5,000.

Rent expense for the three-month ended September 30, 2016 and 2015, was $67,870 and $15,182, respectively.

Litigation

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the consolidated financial statements with respect to any matters.

NOTE 10 – ASSET PURCHASES

Asset Purchase Agreement

On February 26, 2015, the Company entered into an Asset Purchase Agreement to acquire the exclusive rights, title, and interest in the Transformations exercise and fitness program. The purchase price was $62,500, which comprised of a $7,500 cash payment and eleven thousand (11,000) shares of the Company’s common stock that was valued at $55,000. The agreement also has a performance based earn out for a period of eighteen (18) months that is based on fifty percent (50%) of all programming services gross revenues derived from the Transformations program, up to a maximum earn-out of $187,500. The earn out is payable in tranches and none of the tranches were met within the 18-month earn-out period that ended on September 26, 2016.

NOTE 11 – SUBSEQUENT EVENTS

Acquisition of Assets of Environmental Turf Services, LLC

On October 14, 2016 but effective as of October 10, 2016, XFit Brands, Inc. (“XFit” or the “Company”) acquired the assets of Environmental Turf Services, LLC (“EnviroTurf”) pursuant to a definitive Asset Purchase Agreement dated October 10, 2016 (the “Purchase Agreement”) between the Company and EnviroTurf. The acquired assets consisted of inventory, accounts receivable, equipment and vehicles, the registered trademark “ENVIROTURF” and the associated goodwill. The acquisition was completed on October 14, 2016 upon delivery and acceptance of the schedules to the Purchase Agreement (the “Acquisition”).

At the closing of the Acquisition, the Company paid and issued to EnviroTurf a total purchase price of $346,000 as follows: (i) assumption of $200,000 of EnviroTurf’s accounts payable and (ii) 2,000,000 unregistered shares of XFit Common Stock (the “Purchase Price Shares”), which were valued at the closing price on the date of XFit’s Common Stock on the date of the Acquisition. The Company will finance the Acquisition and related costs through a combination of cash on hand and internally-generated working capital.

The Purchase Agreement contains customary representations, warranties and covenants by the parties.

Acquisition of Assets of Glideboxx LLC

On October 10, 2016 the Company acquired all of the rights, title, and interest to the GlideBoxx Product, USPTO # 7857734, and related training programs and marketing materials to the Company free and clear of any and all liens, encumbrances, and or liabilities for a purchase price of 100,000 shares of common stock and will also pay Glideboxx LLC 5% (five percent) in total of all net revenue derived from sales of the GlideBoxx for a period of 7 (seven) years in cash or kind. Net Revenue is defined as Gross revenue net discounts and returns.

Issuance of Options

On October 7, 2016, the Company issued 825,000 options to employees in accordance to the Stock Incentive Plan. Options generally vest over three years, expire after 3 years, and have an exercise price of $0.07 per share.

Refinancing with PIMCO

During November 2016 the Company finalized terms of refinancing its note payable with PIMCO. Both the note holder and the Company are in process of executing the final note agreements.  The revised terms of the financing arrangement will include a new note with a principal of $3,500,000 which bears interest at 9% per annum and is due July 12, 2020. In addition, the Company will allow PIMCO to convert any accrued interest due as of November 2016 into shares of the Company’s common stock.

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

Overview

XFit Brands, Inc. was incorporated in September 2014 under the laws of the State of Nevada. As used herein, the terms “we,” “us,” “XFIT,” and the “Company” refer to XFit Brands, Inc. and its predecessors, subsidiaries, and affiliates, collectively, unless the context indicates otherwise. Our fiscal year end is June 30. Our principal office address is 25731 Commercentre Drive, Lake Forest, CA 92630. Our telephone number is (949) 916-9680. As of November 16, 2016, we had 10 employees.

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

Results of Operations

For the next twelve months, our current operating plan is focused on the development and sale of sports surfaces, training and protective gear for the Mixed Martial Arts (“MMA”), fitness, training, and exercise industry.

Our long term growth strategy includes expanding our presence in the fitness, training, and exercise community; leveraging our MMA core credibility and heritage; developing strategic alliances; and acquiring other companies in the fitness, training, and exercise industry to leverage our asset base, manufacturing infrastructure, market presence, and experienced personnel.

As is discussed further in the Liquidity and Capital Resources section below, we have limited funds to support our operations. Our continuation as a going concern subsequent to the year ended June 30, 2016 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. Based on our current business plan, we currently estimate we will need up to an additional $612,000 of financing to execute our business plan over the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern.

Three months ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Our revenue, operating expenses, and net loss from operations for the three month period ended September 30, 2016 as compared to the three month period ended September 30, 2015, are set forth below.

	Three Months Ended September 30:			% Change Increase
	2016	2015	Change	(Decrease)
REVENUES
Product sales	$492,007	$473,257	$18,750	4.0%
COST OF REVENUES	277,108	258,845	18,263	7.1%
Gross profit	214,899	214,412	487	0.2%
OPERATING EXPENSES:
General and administrative	398,245	444,930	(46,685)	(10.5)%
Sales and marketing	64,175	89,894	(25,719)	(28.6)%
Total operating expenses	462,420	534,824	(72,404)	(13.5)%
Loss from operations	(247,521)	(320,412)	72,891	(22.7)%
Interest expense	(158,932)	(116,277)	(42,655)	36.7%
Net loss	$(406,453)	$(436,689)	$30,236	(6.9)%

Revenues. Revenues consist of product sales. Total revenues for the three months ended September 30, 2016 were $492,007, an increase of $18,750, or 4.0%, from $473,257 of total revenues for the three months ended September 30, 2015. The increase in product sales is attributable to increased selling efforts and momentum during the three months ended September 30, 2016.

Cost of Revenues. Total cost of revenues for the three months ended September 30, 2016 were $277,108, an increase of $18,260, or 7.1%, from $258,845  for the three months ended September 30, 2015. Cost of product sales during the three months ended September 30, 2016 were 56.3% as compared to 54.7% during the three months ended September 30, 2015. The increase in cost of revenues is attributable to both promotional activity with a key account in conjunction with the 4.0% increase in product sales during the three months ended September 30, 2016.

Gross Profit. Gross profit increased $491 to $214,899 for the three months ended September 30, 2016, from a gross profit of $214,412 for the three months ended September 30, 2015. The increase in gross profit reflects the increase in product cost of sales in connection with promotional activity, During the three months ended September 30, 2016, we realized a 43.7% gross profit on our product sales as compared to a 45.3% gross profit on product sales during the three months ended September 30, 2015. The lower gross profit achieved during the three months ended September 30, 2015 is promotional activity with the fitness accessories.

General and Administrative Expenses. General and administrative expenses decreased by $46,684 or 10.5%, to $398,245 for the three months ended September 30, 2016 from $444,930 for the three months ended September 30, 2015. General & administrative expenses for the three months ended September 30, 2016 are comprised of salaries and wages of $118,567, professional fees of $121,358, office expenses of $1,193, insurance of $22,881, rent of $67,870, travel of $12,987, and other of $53,389. General & administrative expenses for the three months ended September 30, 2015 are comprised of salaries and wages of $178,578, professional fees of $181,851, office expenses of $1,137, insurance of $19,675, rent of $15,182, travel of $10,413, and $38,093 of other general and administrative expenses. The decrease in general and administrative expenses during the three months ended September 30, 2016 is comprised of an decrease in salaries and wages of $60,011, a decrease in professional fees of $60,492, an increase in office expenses of $55, an increase of $3,206 in insurance expense, an increase of $52,688 of rent expense, an increase of $2,573 of travel expenses, and a net $15,296 increase in other general and administrative expenses. Despite the $52,688 increase in rent, the overall decrease in general and administrative expenses is attributable to decreased salaries, wages and professional fees as we continue to scale the Company for growth.

Sales and Marketing Expense. Sales and marketing expense decreased $25,720 or 28.6%, to $64,175 for the three months ended September 30, 2016 from $89,894 for the three months ended September 30, 2015. This decrease in sales and marketing expense is attributable to a decrease is wages.

Interest Expense. Interest expense increased by $42,655 to $158,932 for the three months ended September 30, 2016 from $116,277 for the three months ended September 30, 2015. The increase is largely due to the increased interest expense on the delayed draw note with the PIMCO Fund during the three months ended September 30, 2016. The principal balance of the PIMCO note was $2,742,720 during the three months ended September 30, 2015, while the principal balance during the three months ended September 30, 2015, was $2,111,301. During the three months ended September 30, 2015, we also incurred $649 interest on the line of credit with Wells Fargo Bank while the interest during the three months ended  September 30, 2015 was $658.

Other Income. During the three months ended September 30, 2016, and the three months ended September 30, 2015, we did not earn other income.

Net Loss. Net loss decreased by $30,239 or 6.9% to a net loss of $406,453 for the three months ended September 30, 2016 from a net loss of $436,689  for the three months ended September 30, 2015. This decrease in our net loss is attributable to the decreases in salaries, wages and professional fees.

Liquidity and Capital Resources

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the consolidated financial statements, we incurred a net loss of $406,453 during the three months ended September 30, 2016, and losses are expected to continue in the near term. The accumulated deficit since inception is $8,224,275 at September 30, 2016. We have been funding our operations through private loans and the sale of equity interests in private placement transactions. See our discussion of our Credit Facility with PIMCO and our Equity Purchase Agreement with Kodiak Capital below. Our cash resources are insufficient to meet our planned business objectives without additional financing. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to further develop our product lines and licensing relationships to expand product sales and royalty revenues before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At September 30, 2016, we had $61,096 of cash on hand. We anticipate that our existing cash and cash equivalents, together with our cash from operating activities will not be sufficient to fund operations and expected growth through at least the next twelve months. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

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

The success of our ability to continue as a going concern is dependent upon obtaining new customers for our products and new licensees to generate royalty revenues, and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue in the near future. We believe that we are able to fund our immediate operations, working capital requirements, and debt service requirements with existing working capital, cash flows generated from operations, and additional borrowings under our delayed draw note or, if available, under our equity purchase agreement with GHS.

Our financial requirements will be dependent upon the financial support through credit facilities and additional sales of our equity securities. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have a verbal commitment but no formal written commitments for any additional capital.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of September 30, 2016 and June 30, 2016 are as follows:

	September 30, 2016	June 30, 2016
Cash	$61,096	$6,829
Total current assets	$617,312	$588,709
Total assets	$678,526	$663,492
Total current liabilities	$1,405,549	$1,263,665
Total liabilities	$3,950,018	$3,742,385

At September 30, 2016, we had a working capital deficit of $788,237 compared to a working capital deficit of $674,956 at June 30, 2016 Current liabilities increased to $1,405,549 at September 30, 2016 from $1,263,665 at June 30, 2016, primarily as a result of increases in accounts payable and the bank line of credit.

Our operating activities used net cash of $158,537 for the three months ended September 30, 2016 compared to net cash used in operations of $48,598 for the three months ended September 30, 2015. The net cash used in operations for the three months ended September 30, 2016, reflects a net loss of $406,453, decreased by $72,470 in non-cash charges and by $175,446 net increase in the working capital accounts. The net cash used in operations for the three months ended September 30, 2015 reflects a net loss of $436,689, decreased by $131,490 in non-cash charges and by $256,601net increase in the working capital accounts.

We did not have any cash related to investing activities in the three months ended September 30, 2016 or 2015.

Our net cash provided by financing activities for the three months ended September 30, 2016 was $212,804, which consisted of decrease of $1,021 Wells Fargo line of credit and $213,825 in proceeds in the sale of stock to Kodiak Capital.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our last fiscal quarter ended September 30, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were effective as of September 30, 2016, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

See Reports on Form 8-K filed on September 22, 2016 and October 19, 2016

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

XFIT BRANDS, INC
(Registrant)

Date: November 21, 2016	By:	/s/ David E. Vautrin
David E. Vautrin
Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2016	By:	/s/ Charles S Cameron
Charles Scott Cameron
Chief Financial Officer
(Principal Accounting Officer)

