Form 10-Q
period 2016-12-31
XFIT BRANDS, INC.
filed 2017-02-24
CIK 1623554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 17, 2017, there were 29,356,890 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

XFit Brands, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2016	June 30, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$78,745	$6,829
Accounts receivable	593,567	179,636
Inventory	400,008	288,184
Prepaid expenses	63,947	114,060
Total Current Assets	1,136,267	588,709
Long Term Assets
Property and equipment, net	51,941	37,676
Deposits	23,467	23,467
Intangible assets, net	14,762	13,640
Goodwill	33,695	-
TOTAL ASSETS	$1,260,132	$663,492
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$491,928	$730,026
Related party payable	95,620	95,620
Accrued expenses and interest	122,505	273,819
Customer deposits	254,241	129,201
Line of credit	34,999	34,999
Billings in excess of earnings	9,132	-
Total Current Liabilities	1,008,425	1,263,665

Notes payable, net of discounts	3,500,000	2,478,720
Total Liabilities	4,508,425	3,742,385

Commitments and contingencies (Note 10)

Stockholders’ Deficit
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and June 30, 2016	-	-
Common stock, $0.0001 par value, 1,250,000,000 shares authorized, 29,156,890 and 21,192,807 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	2,916	2,119
Additional paid in capital	5,594,736	4,712,245
Accumulated deficit	(8,845,945)	(7,793,257)
Total Stockholders’ Deficit	(3,248,293)	(3,078,893)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,260,132	$663,492

See accompanying notes to the condensed consolidated financial statements.

XFit Brands, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the three and six month periods ended December 31, 2016 and 2015

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenues
Product sales	$902,185	$674,675	$1,394,192	$1,147,931
Cost of revenues	577,829	386,487	854,937	645,331
Gross profit	324,356	288,188	539,255	502,600

Operating expenses
General and administrative	526,472	402,575	924,717	847,505
Sales and marketing	74,328	84,302	138,503	174,196
Total operating expenses	600,800	486,877	1,063,220	1,021,701

Loss from operations	(276,444)	(198,689)	(523,965)	(519,101)

Interest expense	(194,216)	(142,279)	(353,148)	(258,556)
Loss on extinguishment of debt	(175,575)	-	(175,575)	-
Net loss	$(646,235)	$(340,968)	$(1,052,688)	$(777,657)
Loss per common share - basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.04)
Weighted average shares outstanding – basic and diluted	26,479,922	20,492,500	23,954,299	20,492,500

See accompanying notes to the condensed consolidated financial statements.

XFit Brands, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six month periods ended December 31, 2016 and 2015

	Six Month Periods Ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(1,052,688)	$(777,657)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	18,209	29,942
Loss on extinguishment of debt	175,575	-
Amortization of debt issuance costs and loan discount	127,753	91,905
Stock-based compensation	57,192	75,433
Changes in operating assets and liabilities
Accounts receivable	(166,834)	(116,065)
Royalties receivable	-	9,587
Prepaid expenses	50,113	127,337
Inventory	(57,122)	(84,160)
Accounts payable	(112,011)	158,044
Accrued expenses	19,825	(1,036)
Billing in excess of earnings	(17,701)	-
Customer deposits	125,040	51,633
Net cash used in operating activities	(832,649)	(435,037)
Cash flow from investing activities
Purchase of intangibles and property and equipment	-	(10,510)
Acquisition of Environmental Turf Services, net of cash acquired	(184,260)	-
Net cash used in investing activities	(184,260)	(10,510)
Cash flows from financing activities
Net proceeds from line of credit	-	34,197
Proceeds from borrowings on notes payable	1,000,000	500,000
Repayment of notes payable	(125,000)	-
Proceeds from sale of stock	213,825	-
Net cash provided by financing activities	1,088,825	534,197
Net increase in cash	71,916	88,650
Cash at beginning of period	6,829	51,016
Cash at end of period	$78,745	$139,666
Supplemental cash flow information:
Cash paid for interest	$38,214	$103,305
Non-cash investing and financing activities:
Value of common shares issued as a loan fee	$-	$50,000
Interest expense added to loan principal balance	$34,000	$-
Principal and accrued interest settled with common stock	$278,689	$-
Patent acquired with shares of common stock	$8,900	$-
Payables settled with shares of common stock	$126,087	$-
Common stock issued to acquire Environmental Turf Services	$146,000	$-

See accompanying notes to the condensed consolidated financial statements.

XFit Brands, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

History of the Company

XFit Brands, Inc. (“XFit” or the “Company”) was incorporated on September 16, 2014 under the laws of the State of Nevada. The fiscal year of the Company is June 30. XFit’s principal business activity is the design, development, and worldwide marketing and selling of functional equipment, training gear, apparel and accessories for the sports market and fitness industry. The Company provides a full portfolio of products and services spanning Mixed Martial Arts and other high and low impact fitness regimes and own the trademarks Throwdown®, EnviroTurf®, GlideBoxx® and Transformations. Products are sold to gyms, fitness facilities, universities, first responders and directly to consumers via website and through third-party catalogues through a mix of independent distributors and licensees.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes as of and for the years ended June 30, 2016 and 2015, which were filed with the Company’s annual report Form 10-K on September 29, 2016. The results of operations for the six months ended December 31, 2016 are not necessarily indicative of results that may be expected for the year ending June 30, 2017 or for any other interim period.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of XFit, Holdings and TDINC. All significant intercompany transactions and balances have been eliminated in consolidation.

Recent Accounting Pronouncements

The Company has implemented all applicable new accounting standards and does not believe that there are any other new accounting pronouncements that have been issued that may have a material impact on the condensed consolidated financial statements.

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

Loss per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted net loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. To compute the diluted weighted average number of shares outstanding, the Company begins with the basic weighted average number of shares outstanding and adds any potentially dilutive securities that are convertible into shares of common stock. Diluted net loss per share is the same as basic net loss per share due to the lack of dilutive items. For the six months ended December 31, 2016 and 2015, the Company had warrants and options outstanding to acquire shares of common stock that totaled 2,999,281 and 2,268,615 shares, respectively, which were excluded as their effect would have been anti-dilutive.

Reclassifications

Certain reclassifications were made to the prior period, condensed consolidated financial statements to conform to the current period presentation. There was no change to the previously reported net loss.

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

Loan Discounts and Loan Fees

The Company amortizes loan discounts over the term of the loan using the effective interest method. Costs associated with obtaining financing are capitalized and amortized over the term of the related loans using the effective interest method. Amortization of the debt issuance costs and loan discount was $127,753 and $91,905 for the six months ended December 31, 2016 and 2015, respectively, which was recorded as a component of interest expense on the condensed consolidated statements of operations.

NOTE 2 – ACQUISITION OF ENVIRONMENTAL TURF SERVICES

On October 14, 2016, but effective as of October 10, 2016, XFit Brands, Inc. (“XFit” or the “Company”) acquired the assets of Environmental Turf Services, LLC (“EnviroTurf”) pursuant to a definitive Asset Purchase Agreement dated October 10, 2016 (the “Purchase Agreement”) between the Company and EnviroTurf. The acquisition was completed on October 14, 2016 upon delivery and acceptance of the schedules to the Purchase Agreement (the “Acquisition”).

At the closing of the Acquisition, the Company paid and issued to EnviroTurf a total purchase price of $346,000 as follows: (i) assumption of $200,000 of EnviroTurf’s accounts payable and (ii) 2,000,000 unregistered shares of XFit Common Stock (the “Purchase Price Shares”), which were valued at the closing price on the date of XFit’s Common Stock on the date of the Acquisition. The Company financed the Acquisition and related costs through a combination of cash on hand and internally-generated working capital.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed as follows:

Cash	$15,740
Accounts receivable	247,097
Inventory	54,702
Property and equipment	24,696
Goodwill	33,695
Accrued expenses	(3,163)
Billing in excess of earnings	(26,767)
Total purchase consideration	$346,000

The above allocation is preliminary and is subject to change. Because the acquisition was consummated on October 14, 2016, the Company has begun to assess the fair value of the various net assets acquired, but has not yet completed this assessment. The Company is also in the process of identifying other intangible assets, such as customer relationships and recipes that may need to be recognized apart from goodwill. Once identified, these other intangible assets, if any, will be recorded at their fair values. The Company is working to finalize the allocations as quickly as possible, and anticipates that the allocation will not be final for approximately 6 months. Any adjustments necessary may be material to the condensed consolidated balance sheet and the amount of goodwill recognized. Any resulting adjustments would have no impact to the December 31, 2016 reported operating results.

Because the Company acquired the assets of EnviroTurf, any resulting goodwill will be deductible for income tax purposes over a subsequent 15-year period.

The operating results of EnviroTurf are included in the Company’s operating results beginning as of October 10, 2016. Included in the Company’s operating results are revenues of $201,240, cost of revenues of $159,367 and operating expenses totaling $110,445 that are related to EnviroTurf. The following pro forma, unaudited operating results include the operating results of EnviroTurf as if the Acquisition was completed on July 1, 2016.

Revenues	$1,826,215
Net loss	$(1,101,947)
Loss per common share – basic and dilutive	$(0.04)
Weighted average shares outstanding – basic and dilutive	25,106,473

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at:

	December 31, 2016	June 30, 2016
	(Unaudited)
Office furniture and equipment	$51,794	$51,794
Automobiles	24,696	-
Warehouse equipment	15,254	15,254
Molds and dies	4,200	4,200
Leasehold Improvements	4,227	4,227
Total, cost	100,171	75,475
Accumulated Depreciation	(48,230)	(37,799)
Property and equipment, net	$51,941	$37,676

Depreciation expense for the six months ended December 31, 2016 and 2015 was $10,431 and $6,151, respectively.

NOTE 4 – INTANGIBLE ASSETS, NET

Intangible assets consisted of the following at:

	December 31, 2016	June 30, 2016
	(Unaudited)
Trademark and patent	$17,177	$8,277
Transformations exercise fitness program	62,500	62,500
Computer Software	5,584	5,584
Total, cost	85,261	76,361
Accumulated Amortization	(70,499)	(62,721)
Intangible assets, net	$14,762	$13,640

Amortization expense for the six months ended December 31, 2016 and 2015 was $7,778 and $23,791, respectively.

NOTE 5 – SHORT TERM FINANCING

On May 3, 2016, the Company entered into a Securities Purchase Agreement (“SPA”) with a single accredited investor (“Investor”) under which it issued and sold to Investor a promissory note in the principal amount of $125,000 (the “Note”). The Note had a maturity date of December 31, 2016 and an original issue discount of $20,000. In addition, the Company paid the Investor’s expenses totaling $5,000. Accordingly, the Company received net proceeds from Investor of $100,000, which proceeds were used for investor relation services. This note was repaid as of December 31, 2016.

NOTE 6 – NOTE PAYABLE

The note payable is comprised of the following at:

	December 31, 2016	June 30, 2016
	(Unaudited)
Note payable	$3,500,000	$2,712,787
Less: unamortized loan discount	-	(154,462)
Less: unamortized debt issuance costs	-	(79,605)
Total note payable, net	$3,500,000	$2,478,720

On June 10, 2014, the Company entered into a Note Purchase Agreement (“Agreement”) with Pacific Investment Management Company (“PIMCO”) that authorized the issuance of up to $2,500,000. On June 12, 2014, the Company entered into a Senior Secured Note (“Note”) whereby the Company drew $1,500,000. On February 6, 2015, and October 20, 2015, the Company drew down an additional $500,000 on each date.

On December 16, 2016, the Company entered into an Amended and Restated Note Purchase Agreement (the “PIMCO Amendment”) with PIMCO pursuant to which the Company issued a $3.5 million 9% Senior Secured Fixed Rate Note due July 12, 2020 (the “Note”). The Note refinanced our prior 14% Senior Secured Note in the principal amount of $2.5 million (the “Prior Note”), providing us with an additional $1 million in working capital. As with the Prior Note, the Note is secured by a lien on substantially all of our assets (other than those sold pursuant to our factoring agreement with Crown Financial).

In connection with the PIMCO Amendment, (i) PIMCO converted $278,689 in accrued and unpaid interest into 1,990,639 shares of our common stock. In addition, the Company had previously issued PIMCO a warrant to purchase ten percent of its equity at an exercise price of $1.5 million. The Company amended the terms of the common stock purchase warrant previously issued to PIMCO to reduce the exercise price thereof to $350,000. The amended terms are considered significant and as such the Company is accounting for the PIMCO Amendment as an extinguishment of the prior note payable and the issuance of a new note payable. As a result, the Company recorded a loss on extinguishment of $175,575, which represents $83,465 of unamortized loan discount, $39,515 of unamortized debt issuance costs, and $52,595 of stock-based compensation paid PIMCO. The stock-based compensation is comprised of the incremental value provided by the warrant amendment and the amount by which the fair value of the common stock issued exceeded the amount of settled principal and accrued interest. The shares of common stock were fair valued using the Company’s traded stock price. The incremental fair value added to the warrant was determined by using the Black-Scholes option pricing model with the following variables: annual dividend yield of 0%; expected life of 7.5 years; risk free rate of return of 2.41%; and expected volatility of 158%.

The Note includes various covenants, including, but not limited to, having annual audited financial statements within 90 days of the end of the fiscal year. At December 31, 2016, the Company was not in compliance with all covenants due to untimely filing of the second quarter 10Q. The Company received a waiver from PIMCO to alleviate the non-compliance.

NOTE 7 – BANK LINE OF CREDIT

On July 24, 2015, the Company entered into an unsecured line of credit with Wells Fargo Bank. The line of credit bears interest at prime plus 4% and is personally guaranteed by the Company’s chief executive officer. There is no maturity date.

NOTE 8 – RELATED PARTY TRANSACTIONS

Related Party Payable

As of December 31, 2016 and June 30, 2016, the Company has $95,620 of bonuses payable to four of its officers that also owns shares of common stock. These bonuses were to cover income taxes relating to bonuses issued during 2009.

As of December 31, 2016, the Company has a salary and variable compensation payable to David E Vautrin, CEO and Charles Joiner, President of $14,061 and $14,061 respectively.

NOTE 9 – STOCKHOLDERS’ DEFICIT

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

During the six months ended December 31, 2016, The Company issued 2,725,000 shares to Kodiak and received $213,825. As of December 31, 2016, the Company has put 3,100,000 shares to Kodiak under the equity purchase agreement.

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

As of December 31, 2016 the registration statement for the above Investment Agreement still needs to be amended to include recent financial statements. Therefore the Company has not placed any shares under this GHS agreement.

Vendor Credit Agreements

On June 26, 2015, the Company entered into a Stock Purchase Agreement with Yayu General Machinery Co., LTD, whereby the Company issued 200,000 shares of its common stock at $1.00 per share. The purchase price is in the form of a manufacturing credit of $200,000 to use for future inventory purchases (the “Vendor Credit”). The Company can use all or part of the Vendor Credit until the Vendor Credit is exhausted. As of December, 2016 and June 30, 2016, the Company had $54,635 and $105,096, respectfully, of Vendor Credit included in prepaid expenses in the condensed consolidated balance sheets.

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

On October 7, 2016, the Company issued 825,000 options to employees in accordance to the Stock Incentive Plan. Options generally vest over three years, expire after three years, and have an exercise price of $0.07 per share. The options granted were fair valued at $47,970 using the Black-Scholes option pricing model with the following variables: annual dividend yield of 0%; expected life of three years; risk free rate of return of 0.99%; and expected volatility of 158%. During the three-month period ended December 31, 2016, the Company recognized $3,724 of stock-based compensation, which is included in general and administrative expense. As of December 31, 2016, none of these options have vested. However, the Company does expect all options to vest.

Acquisition of Assets of Glideboxx LLC

On October 10, 2016 the Company acquired all of the rights, title, and interest to the GlideBoxx Product, USPTO # 7857734, and related training programs and marketing materials to the Company free and clear of any and all liens, encumbrances, and or liabilities for a purchase price of 100,000 shares of common stock and will also pay Glideboxx LLC 5% (five percent) in total of all net revenue derived from sales of the GlideBoxx for a period of 7 (seven) years in cash or kind. Net Revenue is defined as Gross revenue net discounts and returns. The shares issued were fair valued at $8,900 using the Company’s publicly traded stock price.

Other Common Stock Issuances

On November 11, 2016, the Company issued 869,565 shares of unregistered common stock to settle a payable obligation. The shares were fair valued at $126,087 using the Company’s publicly traded stock price. On November 9, 2016, and on December 26, 2016, the Company issued 28,879 and 250,000 shares of common stock, respectively, as consideration for services received. Using the Company’s publically traded stock price, the shares were fair valued at $53,468 and stock-based compensation expense was recognized, which is included in general and administrative expense.

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

Rent expense for the six-month periods ended December 31, 2016 and 2015, was $141,721 and $67,937, respectively.

Litigation

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the consolidated financial statements with respect to any matters.

NOTE 11 – SUBSEQUENT EVENTS

On December 31, 2016 Mr. Vautrin, the Company’s Chief Executive Officer, informed the Company’s Board of Directors of his intention to resign as CEO to pursue other opportunities, effective as of March 1, 2017. Mr. Vautrin will remain on the Board of Directors. On February 15, 2017 the Board hired William Singer to serve as the Company’s CEO following Mr. Vautrin’s departure.

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

Except as required by law, The Company disclaims any obligation to update the forward-looking statements in this report.

Overview

XFit Brands, Inc. was incorporated in September 2014 under the laws of the State of Nevada. As used herein, the terms “we,” “us,” “XFIT,” and the “Company” refer to XFit Brands, Inc. and its predecessors, subsidiaries, and affiliates, collectively, unless the context indicates otherwise. Our fiscal year end is June 30. Our principal office address is 25731 Commercentre Drive, Lake Forest, CA 92630. Our telephone number is (949) 916-9680. As of February 14, 2017, we had 11 employees.

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

As is discussed further in the Liquidity and Capital Resources section below, we have limited funds to support our operations. Our continuation as a going concern subsequent to the year ended June 30, 2017 is dependent on our ability to obtain additional financing to fund the continued operation of our business model for a long enough period to achieve profitable operations. Based on our current business plan, we currently estimate we will need up to an additional $600,000 of financing to execute our business plan over the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern.

Six months ended December 31, 2016 Compared to the Six Months Ended December 31, 2015

Our revenue, operating expenses, and net loss from operations for the six month period ended December 31, 2016 as compared to the six month period ended December 31, 2015, are set forth below.

	Six Months Ended December 31:			% Change Increase
	2016	2015	Change	(Decrease)
REVENUES
Product sales	$1,394,192	$1,147,931	$246,261	21%
COST OF REVENUES	854,937	645,331	209,606	32%
Gross profit	497,382	502,600	(5,218)	(1)%
OPERATING EXPENSES:
General and administrative	924,717	847,505	77,212	9%
Sales and marketing	138,503	174,196	(35,693)	(20)%
Total operating expenses	1,063,220	1,021,701	41,519	4%
Loss from operations	(523,965)	(519,101)	(4,864)	1%
Interest expense	(353,148)	(258,556)	94,592	37%
Loss on extinguishment of debt	(175,575)	-	(175,575)	100%
Net loss	$(1,052,688)	$(777,657)	$(275,031)	35%

Revenues. Revenues consist of product sales. Total revenues for the six months ended December 31, 2016 were $1,394,192, an increase of $246,261, or 21%, from $1,147,931 of total revenues for the six months ended December 31, 2015. The increase in product sales is attributable to increased selling efforts and momentum during the six months ended December 31, 2016.

Cost of Revenues. Total cost of revenues for the six months ended December 31, 2016 were $854,937, an increase of $209,606, or 32%, from $645,331 for the six months ended December 31, 2015. The increase was due to cost of turf materials and installation for a project at Enviroturf.

Gross Profit. Gross profit decreased $(5,218) to $497,382 for the six months ended December 31, 2016, from a gross profit of $502,600 for     the six months ended December 31, 2015. The decrease in gross profit reflects the increase in product cost of sales in connection with promotional activity, During the six months ended December 31, 2016, we realized a 36% gross profit on our product sales as compared to a 44% gross profit on product sales during the six months ended December 31, 2015. The lower gross profit achieved during the six months ended December 31, 2015 is promotional activity with the fitness accessories at Xfit.

General and Administrative Expenses. General and administrative expenses increased by $77,212 or 9%, to $924,717 for the six months ended December 31, 2016 from $847,505 for the six months ended December 31, 2015. General & administrative expenses for the six months ended December 31, 2016 are comprised of salaries and wages of $417,229, professional fees of $215,402, office expenses of $12,610, insurance of $56,388, rent of $141,721, travel of $32,996, and other of $48,371. General & administrative expenses for the six months ended December 31, 2015 are comprised of salaries and wages of $383,109, professional fees of $315,085, office expenses of $5,695, insurance of $47,451, rent of $67,937, travel of $23,704, and $4,524 of other general and administrative expenses. The decrease in general and administrative expenses during the six months ended December 31, 2016 is comprised of an increase in salaries and wages of $34,120, a decrease in professional fees of $99,683, an increase in office expenses of $6,915, an increase of $8,937 in insurance expense, an increase of $73,784 of rent expense, an increase of $9,292 of travel expenses, and a net $43,847 increase in other general and administrative expenses.

Sales and Marketing Expense. Sales and marketing expense decreased $35,693 or 20%, to $138,503 for the six months ended December 31, 2016 from $174,196 for the six months ended December 31, 2015. This decrease in sales and marketing expense is attributable to a decrease in wages and sales commissions due to the termination of a sales employee.

Interest Expense. Interest expense increased by $94,592 to $353,148 for the six months ended December 31, 2016 from $258,556 for the six months ended December 31, 2015. The increase is largely due to the increased interest expense on the delayed draw note with the PIMCO Fund during the six months ended December 31, 2016.

Net Loss. Net loss increased by $275,031 or 35% to a net loss of $1,052,688 for the six months ended December 31, 2016 from a net loss of $777,657 for the six months ended December 31, 2015. This increase in net loss is attributable to a loss on the extinguishment of debt and a loss on operating the EnviroTurf division.

Three months ended December 31, 2016 Compared to the Three Months Ended December 31, 2015

Our revenue, operating expenses, and net loss from operations for the three month period ended December 31, 2016 as compared to the three month period ended December 31, 2015, are set forth below.

	Three Months Ended December 31:			% Change Increase
	2016	2015	Change	(Decrease)
REVENUES
Product sales	$902,185	$674,675	$227,510	34%
COST OF REVENUES	577,829	386,487	191,342	50%
Gross profit	324,356	288,188	36,168	13%
OPERATING EXPENSES:
General and administrative	526,472	402,575	123,897	31%
Sales and marketing	74,328	84,302	(9,974)	12%
Total operating expenses	600,800	486,877	113,923	24%
Loss from operations	(276,444)	(198,689)	(77,755)	39%
Interest expense	(194,216)	(142,279)	(51,937)	37%
Loss on extinguishment of debt	(175,575)	-	(175,575)	100%
Net loss	$(646,235)	$(340,968)	$(305,267)	90%

Revenues. Revenues consist of product sales. Total revenues for the three months ended December 31, 2016 were $902,185, an increase of $227,510, or 34%, from $674,675 of total revenues for the three months ended December 31, 2015. The increase in product sales is attributable to increased selling efforts and momentum during the three months ended December 31, 2016.

Cost of Revenues. Total cost of revenues for the three months ended December 31, 2016 were $577,829, an increase of $191,342, or 50%, from $386,487 for the three months ended December 31, 2015. Cost of product sales during the three months ended December 31, 2016 were 64% as compared to 57.3% during the three months ended December 31, 2015. The increase in cost of revenues is attributable to both promotional activity with a key account in conjunction with the 33.7% increase in product sales during the three months ended December 31, 2016.

Gross Profit. Gross profit increased $36,168 to $324,356 for the three months ended December 31, 2016, from a gross profit of $288,188 for    the three months ended December 31, 2015. The increase in gross profit reflects the increase in product cost of sales in connection with promotional activity. During the three months ended December 31, 2016, we realized a 36% gross profit on our product sales as compared to a 42.7% gross profit on product sales during the three months ended December 31, 2015. The lower gross profit achieved during the three months ended December 31, 2016 is promotional activity with the fitness accessories.

General and Administrative Expenses. General and administrative expenses increased by $123,897 or 31%, to $526,472 for the three months ended December 31, 2016 from $402,575 for the three months ended December 31, 2015. The increase in general and administrative expenses is attributable to expenses related to the EnviroTurf division.

Sales and Marketing Expense. Sales and marketing expense decreased $9,974 or -12%, to $74,328 for the three months ended December 31, 2016 from $84,302 for the three months ended December 31, 2015. This decrease in sales and marketing expense is attributable to a decrease is wages and sales commission due to the termination of a sales employee.

Interest Expense. Interest expense increased by $51,937 to $194,216 for the three months ended December 31, 2016 from $142,279 for the three months ended December 31, 2015. The increase is largely due to the increased interest expense on the delayed draw note with the PIMCO Fund during the three months ended December 31, 2016.

Net Loss. Net loss increased by $305,267 or 90% to a net loss of $646,235 for the three months ended December 31, 2016 from a net loss of $340,968 for the three months ended December 31, 2015. This increase in our net loss is attributable to a loss on the extinguishment of debt and a loss on the operation of the EnviroTurf division.

Liquidity and Capital Resources

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the consolidated financial statements, we incurred a net loss of $1,052,688 during the six months ended December 31, 2016, and losses are expected to continue in the near term. The accumulated deficit since inception is $8,845,945 at December 31, 2016. We have been funding our operations through private loans and the sale of equity interests in private placement transactions. See our discussion of our Credit Facility with PIMCO and our Equity Purchase Agreement with Kodiak Capital below. Our cash resources are insufficient to meet our planned business objectives without additional financing. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to further develop our product lines and licensing relationships to expand product sales and royalty revenues before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At December 31, 2016, we had $78,745 of cash on hand. We anticipate that our existing cash and cash equivalents, together with our cash from operating activities will not be sufficient to fund operations and expected growth through at least the next twelve months. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of December 31, 2016 and June 30, 2016 are as follows:

	December 31, 2016	June 30, 2016
Cash	$78,745	$6,829
Total current assets	$1,136,267	$588,709
Total assets	$1,260,132	$663,492
Total current liabilities	$1,008,425	$1,263,665
Total liabilities	$4,508,425	$3,742,385

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

On December 16, 2016 we entered into an Amended and Restated Note Purchase Agreement (the “PIMCO Amendment”) with PIMCO pursuant to which we issued a $3.5 million 9% Senior Secured Fixed Rate Note due July 12, 2020 (the “Note”). The Note refinanced our prior 14% Senior Secured Note in the principal amount of $2.5 million (the “Prior Note”), providing us with an additional $1 million in working capital. As with the Prior Note, the Note is secured by a lien on substantially all of our assets (other than those sold pursuant to our factoring agreement with Crown Financial).

In connection with the PIMCO Amendment, (i) PIMCO converted $278,689 in accrued and unpaid interest into 1,990,639 shares of our common stock. In addition we had previously issued PIMCO a warrant to purchase ten percent of our equity at an exercise price of $1.5 million. We amended the terms of the common stock purchase warrant previously issued to PIMCO to reduce the exercise price thereof to $350,000 to reflect the market capitalization of the Company as of the date of the Amendment

Crown Financial, LLC Factoring Agreement

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our last fiscal quarter ended December 31, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were effective as of December 31, 2016 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item. Please refer to “Risk Factors” contained in our Annual Report on Form 10-K for the year ended June 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Reports on Form 8-K filed on December 16, 2016

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

XFIT BRANDS, INC
(Registrant)

Date: February 23, 2017	By:	/s/ David E. Vautrin
David E. Vautrin
Chief Executive Officer
(Principal Executive Officer)

Date: February 23, 2017	By:	/s/ Charles S Cameron
Charles Scott Cameron
Chief Financial Officer
(Principal Accounting Officer)

